Form 10-K
period 1997-12-31
GULF WEST BANKS INC
filed 1998-03-16
CIK 932773

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from __________________  to  _____________________.

                        Commission file number: 000-23713

                              GULF WEST BANKS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                FLORIDA                                  59-3276590
      (State or Other Jurisdiction                    (I.R.S. Employer
    of Incorporation or Organization)                Identification No.)

         425 22ND AVENUE NORTH
         ST. PETERSBURG, FLORIDA                           33704
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code: (813) 894-5696

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                 Name of Each Exchange on Which Registered
-------------------                 -----------------------------------------
       NONE                                            NONE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998, was $21,469,910. The number of shares of the registrant's common stock outstanding as of February 28, 1998, was 5,458,786.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, is incorporated by reference into Part II of this Annual Report on Form 10-K. The registrant's definitive Proxy Statement relating to the registrant's 1998 annual meeting of shareholders, as filed with the Commission on March 16, 1998, is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

         Gulf West Banks, Inc. ("Gulf West" or the "Company") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Florida effective October 24, 1994. Gulf West's principal assets are all of the issued and outstanding shares of capital stock of Mercantile Bank, a Florida state banking corporation which is located in St. Petersburg, Florida ("Mercantile"), and all of the issued and outstanding shares of Liberty Leasing Corporation ("Liberty"), a Florida corporation located in Tampa, Florida, which is engaged in equipment leasing.

         The principal executive offices of Gulf West and Mercantile are located at 425 22nd Avenue North, St. Petersburg, Florida 33704, and their telephone number is (813) 894-5696. Liberty is located at 5440 Mariner Street, Suite 204, Tampa, Florida 33609 and its telephone number is (813) 287-2982.

ACTIVITIES OF GULF WEST

         Currently, the only business activity of Gulf West is to own and operate Mercantile and Liberty. Mercantile provides a wide range of personal and commercial banking services to customers located in the Florida counties of Pinellas, Hillsborough, and Pasco. The activities of Mercantile are described in more detail below under the caption "Activities of Mercantile." Liberty is an equipment leasing company that arranges financing for a variety of equipment for all types of businesses. Liberty currently comprises a de minimis portion of Gulf West's total assets and earnings. Although other activities are permitted under the Bank Holding Company Act of 1956, management of Gulf West has no current plans to engage in any other activities, although it may choose to do so at a later date.

ACQUISITION OF CITIZENS NATIONAL BANK AND TRUST COMPANY

         On January 16, 1998, the Company acquired Citizens National Bank and Trust Company of Port Richey, Florida ("Citizens National") in exchange for approximately 1,950,000 shares of the common stock of the Company. The acquisition was effected through the merger of Citizens National with and into Mercantile pursuant to an Amended and Restated Agreement and Plan of Merger, dated October 16, 1997, by and among Gulf West, Mercantile, and Citizens National. Citizens National was a national banking association which was originally chartered by the Office of the Controller of the Currency on February 29, 1988. Prior to the acquisition, Citizens National engaged in general commercial banking and trust services from its one full service banking location in Port Richey, Florida. As a part of the acquisition, Mercantile amended its charter to include trust powers so that it could continue the trust business of Citizens National. As a result of the acquisition, Citizens National's single banking office is currently being operated as the Port Richey office of Mercantile.

ACTIVITIES OF MERCANTILE

         The principal services offered by Mercantile include commercial and individual checking and savings accounts, money market accounts, certificates of deposit, most types of loans, and letters of credit. Mercantile also provides credit card services through a national credit card issuer and acts as issuing agent for U.S. Savings Bonds, travelers checks, and cashiers checks. Mercantile offers collection teller services, wire transfer facilities, safe deposit facilities, and night depository facilities. Merctantile's transaction accounts and time certificates are tailored to Mercantile's principal market area at rates competitive with those offered in Mercantile's primary service area. In addition, Mercantile offers certain retirement account services, including individual retirement accounts. As described above, Mercantile also offers trust services in its newly acquired Pasco County, Florida office. All of Mercantile's deposit accounts are insured by the FDIC up to the maximum amount allowed by law.

         Mercantile offers a wide range of short to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), purchase of equipment and machinery, and Small Business Administration ("SBA") loans. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, and personal investments. Mercantile also originates and holds construction and acquisition loans on residential real estate. At December 31, 1997, commercial and consumer loans accounted for approximately 74.14% and 10.60%, respectively, of Mercantile's loan portfolio.

Loans on residential real estate accounted for the remaining 15.26% of the loan portfolio. All loans are made in compliance with applicable federal and state regulations.

         Mercantile's lobby business hours are generally from 9:00 a.m. to 4:00 p.m., Monday through Thursday, 9:00 a.m. to 6:00 p.m. on Fridays, and 9:00 a.m. to 12:00 p.m. on Saturdays. The drive-up teller hours are generally 8:00 a.m. to 5:00 p.m. on Monday through Thursday, 8:00 a.m. to 6:00 p.m. on Fridays, and 8:00 a.m. to 12:00 p.m. on Saturdays. However, drive-in hours do vary slightly from office to office depending on customer requirements. Mercantile also has 24-hour automatic teller machines (ATM's) at each of its offices. Mercantile issues debit cards to its customers that can be used in any bank ATM as well as any ATM's which are members of the HONOR and CIRRUS networks.

         Mercantile's data processing is handled by an outside service bureau -- FiServ, Inc. of Atlanta, Georgia. Item processing is handled by Barnett Technologies, Inc., Tampa, Florida. The amount paid for these services is dependent on the volume of transactions and the number of accounts being processed. In the year ended December 31, 1997, Mercantile paid $409,000 for data processing services. Mercantile makes extensive use of personal computers in all areas of its operations that permit efficient handling of deposit and loan accounts and other paper intensive applications such as word processing.

MARKET AREA

         Seven of Mercantile's banking offices are located in Pinellas County, Florida, two are located in Hillsborough County, Florida, and one is located in Pasco County, Florida. All three counties are in the west central Gulf Coast of Florida. The residential population of Pinellas County as of the 1990 census was 852,000 and the estimated population in 1997 was 887,000. Hillsborough County had a residential population of 834,000 as of the 1990 census and the estimated 1997 population was 911,000. Pasco County had a residential population of 281,000 as of the 1990 census and the estimated 1997 population was 315,000. The area has many more seasonal residents. The majority of Mercantile's business is generated from customers whose businesses or residences are located in an area within a radius of three miles of one of its banking offices. Four of the Pinellas County offices are located within the city limits of St. Petersburg, one is located in the unincorporated community of Tierra Verde, one is located in the city limits of Dunedin, and another one in the city limits of Pinellas Park. The Hillsborough County offices are located within the city limits of Tampa and Temple Terrace, and the Pasco County office is located in the city limits of Port Richey.

OPERATING STRATEGY

         The management of the Company believes that the emerging dominance of large regional holding companies in the banking industry has created a need for more locally-owned institutions with personalized banking services. Mercantile was organized as a locally-owned, locally-managed community financial institution, owned and managed by people who are actively involved in Mercantile's market area and committed to its economic growth and development. With local ownership, management, and directors, the Company's management believes that Mercantile can be more responsive to the communities it serves and tailor services to its customers' needs rather than provide the standardized services that large holding companies tend to offer. Local ownership and operation will allow faster, more responsive, and flexible decision-making which is not available at the majority of financial institutions in or near Mercantile's market area which are branch offices of large regional holding company banks with headquarters located elsewhere in Florida or in the United States.

         The principal business of Mercantile is to attract deposits from the general public and to invest those funds in various types of loans and other interest-earning assets. Funds are provided for the operations of Mercantile through proceeds from the sale of investments and loans, from amortization and repayment of outstanding loans, investments, net deposit inflow, and from borrowings. Earnings of Mercantile depend primarily upon the difference between
(1) the interest and fees received by Mercantile from loans, the securities held in its investment portfolio, and other investments and (2) expenses incurred by Mercantile in connection with obtaining funds for lending (including interest paid on deposits and other borrowings) and expenses relating to day-to-day operations.

         To the extent market conditions permit, Mercantile follows a strategy intended to insulate Mercantile's interest rate gap from adverse changes in interest rates by maintaining spreads through the adjustability of its interest-earning assets and interest-bearing liabilities. Mercantile's ability to reduce interest-rate risk in its loan and investment portfolios will depend upon a number of factors, many of which are beyond Mercantile's control, including among others, competition for loans and deposits in its market area and conditions prevailing in the secondary market.

         The primary sources of Mercantile's funds for lending and for other general business purposes are Mercantile's capital, deposits, loan repayments, and borrowings. Mercantile expects that loan repayments will be relatively stable sources of funds, while deposit inflows and outflows will be significantly influenced by prevailing interest rates, money market rates, and general economic conditions. Generally, short-term borrowings may be used to compensate for reductions in normal sources of funds while longer-term borrowings may be used to support expanded lending activities.

         Mercantile's customers are primarily individuals, professionals, small and medium size businesses, and seasonal retirees located predominantly in Pinellas, Hillsborough, and Pasco Counties, Florida. Mercantile's locations are situated in areas that are convenient to these types of customers.

         Mercantile continually seeks to develop new business though an ongoing program of personal calls on both present and potential customers. As a local independent bank, Mercantile utilizes traditional local advertising media as well as direct mailings, telephone contacts, and brochures to promote the bank and develop loans and deposits. In addition, Mercantile's directors all have worked and/or lived in or near Mercantile's market area for a number of years. Management believes that this factor, coupled with the past and continued involvement of the directors and officers in various local community activities, will further promote Mercantile's image as a locally-oriented independent institution, which management believes is an important factor to its targeted customer base.

COMPETITION

         The banking industry in general, and Mercantile's market in particular, is characterized by significant competition for both deposits and lending opportunities. In its market area, Mercantile competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and various other nonbank competitors. Competition for deposits may have the effect of increasing the rates of interest Mercantile will pay on deposits, which would increase Mercantile's cost of money and possibly reduce its net earnings. Competition for loans may have the effect of lowering the rate of interest Mercantile will receive on its loans, which would lower Mercantile's return on invested assets and possibly reduce its net earnings. Many of Mercantile's competitors have been in existence for a significantly longer period of time than Mercantile, are larger and have greater financial and other resources and lending limits than Mercantile, and may offer certain services that Mercantile does not provide at this time. However, management feels that the market is rich with opportunity to provide tailor-made custom banking products and services which cannot be provided by the large institutions which offer many banking products and services on an impersonal basis. With the recent acquisitions by larger institutions, the opportunity has been enhanced as customers are looking for more personalized service. This concept known as "niche" or "boutique" banking will enable Mercantile to capture its share of the professional market, entrepreneurs, and small to medium size commercial businesses while continuing to provide exceptional banking services to all customers. The profitability of Mercantile depends upon its ability to compete in this market area. At the present time, Mercantile is unable to predict the extent to which competition may adversely affect its financial condition and operating results.

         There are approximately 30 commercial banks and savings and loan associations in Pinellas County. In Hillsborough County there are approximately 31 such institutions, and in Pasco County, there are approximately 20 such institutions. Mercantile expects to receive competition from all of these financial institutions, a significant number of which have offices located in the St. Petersburg and Tampa areas. In order to compete with major financial institutions and others in Mercantile's market area, Mercantile emphasizes specialized and personal service by its directors, officers, and employees. Mercantile believes that its local ownership and community oriented operating philosophy and personalized banking service are competitive factors which strengthen Mercantile.

EMPLOYEES

         As of December 31, 1997, Gulf West employed 113 employees of which 104 were full-time and nine were part-time, including six executive officers. Gulf West's employees are not represented by a collective bargaining group, and Gulf West considers its relations with its employees to be excellent. Gulf West provides employees with benefits customary in the banking industry, which include major medical insurance, group term life insurance, dental insurance, long term disability insurance, a 401(k) savings plan, and vacation and sick leave.

YEAR 2000 COMPLIANCE

         The Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures caused by processing errors arising from calculations involving the year 2000 or subsequent years. Based on current estimates, the Company expects to incur approximately $50,000 over the next three years on its program to redevelop, replace, or repair its computer applications to make them "year 2000 compliant." While the Company believes that it is doing everything technologically possible to assure year 2000 compliance, it is to some extent dependent on vendor cooperation. The Company is requiring its computer system and software vendors to represent that the products provided are, or will be, year 2000 compliant, and the Company has planned a program of testing for compliance. The Company recognizes that any year 2000 compliance failures could result in additional expense to the Company.

ACQUISITION OF FORMER NATIONSBANK FACILITY

         In December 1997, Mercantile purchased a former NationsBank branch office facility located at 4801 W. Hillsborough Avenue in Tampa, Florida. This facility is a 1,900 square foot, free-standing, one-story building with five drive-in teller lanes and four inside teller stations. Mercantile has received regulatory approval to open an office at this location, and the opening of this office is currently scheduled for early in the second quarter of 1998.

ITEM 2.  PROPERTIES.

         Gulf West corporate offices are located within the main office of Mercantile. Liberty Leasing occupies approximately 1,800 square feet of leased space in the Tampa Koger Center located at 5440 Mariner Street. The lease is for a three-year term expiring July 31, 1999, automatically renewable for successive three-year terms unless a ninety-day notice is provided by either party to the lease. The rental payments are subject to annual CPI escalators with a minimum of 5%. The current base monthly rent is $2,105 plus taxes.

         In addition to its main office in St. Petersburg, Mercantile also has four additional locations throughout St. Petersburg, at the Koger Executive Center, in the "Maximo" area of South St. Petersburg, in the downtown business district and an operations center on Scherer Drive. Mercantile also has branches in Tierra Verde, in the Westshore area in Tampa, in the Countryside area in Clearwater, in Temple Terrace, and in Largo. As discussed above in "Acquisition of Citizens National Bank and Trust Company," Mercantile has also recently acquired an office in the Pasco County city of Port Richey.

         Mercantile's main office is located at 425 22nd Avenue North, St. Petersburg, Florida 33704. This office also serves as Mercantile's main office banking facility. It has approximately 9,000 square feet and houses a branch office on the first floor, the commercial lending department and Mercantile's and Gulf West's executives offices. The building was constructed in 1987 and is a two-story structure located on a 71,000 square foot parcel of land which Mercantile owns. Two other buildings are also located on this site, both one story structures containing 3,100 and 6,500 square feet of space which Mercantile currently leases to small retailers and professional offices. The property is located less than two miles north of the downtown business district of St. Petersburg. Mercantile's branch office at this location was opened in 1987. It contains approximately 2,700 square feet and has two drive-in lanes, an ATM, a night depository, safety deposit boxes and four lobby teller stations. At December 31, 1997 this office had $39,029,274 in deposits.

         The Tierra Verde office is located at 1110 Pinellas Bayway, Tierra Verde, Florida 33715. Tierra Verde is an unincorporated island community southwest of downtown St. Petersburg, Florida. The residents of Tierra Verde are generally affluent, with one of the highest per capita income levels on Florida's west coast. Mercantile opened for business at this office in May 1986, and this was Mercantile's main office until November 1988, when the main office was relocated to its current location. Mercantile's branch office in Tierra Verde is located on the first floor of a two story commercial condominium complex which fronts on the island's main thoroughfare. The branch contains 2,000 square feet with three lobby teller stations, an ATM, night depository, safety deposit boxes and one drive-in teller lane. Mercantile also owns 2,000 square feet of office space directly above the branch which houses a conference room, meeting room and office space. At December 31, 1997, this office had $31,251,883 in deposits.

         The Koger office is located at 9400 4th Street North, St. Petersburg, Florida 33702. Mercantile rents approximately 2,500 square feet on the first floor of a building that is part of a multi-building professional office complex known as the Koger Executive Center. The complex is located approximately five miles north of Mercantile's main office and the building in which the branch is located fronts on 4th Street North, which is a major north-south traffic artery in St. Petersburg. The office was opened in 1991 and at December 31, 1997, had $22,237,268 in deposits. The office has four lobby teller stations, an ATM, a night depository, safe deposit boxes and three drive-in teller lanes.

         The Westshore branch office is located at 4202 West Kennedy Boulevard, Tampa, Florida 33609, on the corner of Lois Avenue and Kennedy Boulevard. The office is in a 4,000 square foot, free-standing, one story building which is leased by Mercantile. The office is within one mile of the center of the Westshore business district, which is a major business center of Tampa. The office was opened in late 1993 and at December 31, 1997, had $14,700,443 in deposits. The office has four lobby teller stations, four drive-in teller lanes, an ATM, a night depository and safe deposit boxes.

         Mercantile's Countryside office at 28100 U.S. Highway 19 North, Clearwater, Florida 33761 is located within the city limits of Dunedin but has a Clearwater mailing address. Mercantile leases approximately 3,325 square feet on the first floor of a five story, 80,000 square foot professional office building. Chase Manhattan Bank of Florida occupied this facility until late 1994, when the office was closed due to a consolidation program by that institution. The facility has four lobby teller stations, three drive-in teller lanes, an ATM, a night depository, and safe deposit boxes. This office opened in March, 1995, and at December 31, 1997, had $16,157,420 in deposits.

         The Temple Terrace office is located at 9400 North 56th Street, Temple Terrace, Florida 33617. This facility is a 4,000 square foot, free-standing, one-story building located on two acres of land that was purchased by Mercantile in November, 1995. The office has six lobby teller stations, three drive-in teller lanes, an ATM, a night depository and safe deposit boxes and was opened in January, 1996. Total deposits of this office at December 31, 1997, were $16,591,473.

         Mercantile's Bryan Dairy office is located at 8040 Bryan Dairy Road, Largo, Florida 33777, within the corporate city limits of Pinellas Park. Mercantile rents 5,000 square feet in a commercial complex that was constructed in mid-1996. The office opened in September 1996, and has four lobby teller stations, three drive-in teller lanes, an ATM, a night depository and safe deposit boxes. At December, 31, 1997, total deposits of this office were $5,217,065.

         The Maximo office is located at 3655 50th Avenue South, St. Petersburg, Florida 33711. Mercantile built this 3,000 square-foot facility in late 1996 and opened the office in December, 1996. The building is situated on one acre of land and contains four lobby teller stations, three drive-in teller lanes, an ATM, a night depository and safe deposit boxes. On December 31, 1997, deposits were $4,872,783.

         Mercantile's Downtown St. Petersburg office is located at 240 1st Avenue South, St. Petersburg, Florida 33701 in the heart of the downtown business district. The Bank rents approximately 3,436 square feet on the first floor of a four story office building. The facility has four lobby teller stations, a walk-up teller station, two drive-in teller lanes, an ATM, a night depository and safe deposit boxes. The office was opened in February 1997. At December 31, 1997, total deposits of this office were $5,058,919.

         Mercantile's Port Richey office is located at 9550-1 U.S. Highway 19, Port Richey, Florida 34668. As noted above under the caption "Acquisition of Citizens National Bank and Trust Company," Mercantile acquired the Pasco County office as a result of the merger of Citizens National with and into Mercantile on January 16, 1998. This office occupies 10,210 square feet of leased space on two floors. The facility has four lobby teller stations and two outside drive-in teller lanes, as well as safe deposit booths.
As of January 31, 1998, total deposits at this office were $65,089,038.

         In December 1997, Mercantile purchased a former NationsBank branch office facility located at 4801 W. Hillsborough Avenue in Tampa, Florida 33614. This facility is a 1,900 square foot, free-standing, one-story building with five drive-in teller lanes and four inside teller stations. Mercantile has received regulatory approval to open an office at this location, and the opening of this office is currently scheduled for early in the second quarter of 1998.

         Mercantile also rents approximately 6,636 square feet in a professional office complex located at 2860 Scherer Drive, St. Petersburg, Florida 33716. This facility houses Mercantile's consumer and residential lending departments, the data processing operations department, the deposit and loan operations department and the accounting department.

         The following table presents information regarding the terms of the leases to which Mercantile is currently a party:

                                                                               CURRENT
                          SQUARE         START/                                MONTHLY
LOCATION                   FEET          END              OPTIONS              BASE RENT         OTHER TERMS
--------                   ----          ---              -------              ---------         -----------
Koger Office               2,500         4/1/96 -         Automatic            3,136             Annual CPI increases
9400 4th Street N.                       3/31/01          5 Year               Plus use tax
St. Petersburg                                            Renewals             CAM

Countryside Office         3,325         3/1/95 -         Two option           5,993             Annual CPI not less than 4%
28100 US 19 North                        2/28/05          Periods of           Plus use tax
Clearwater                                                5 years each         CAM

Westshore Office           4,000         9/1/93 -         Two option           4,679             Annual CPI not less than 4%
4202 W. Kennedy Blvd.                    8/31/98          Periods of           Plus use tax
Tampa                                                     5 years each         CAM

Bryan Dairy Office         5,000         7/1/96 -         Four option          6,250             Fixed for 1st 5 years -
8040 Bryan Dairy Road                    6/30/11          periods of           Plus use tax      3% annual increases thereafter
Largo                                                     5 years each         CAM

Downtown St.
Petersburg Office          3,436         1/1/97 -         Sublease             4,583
240 1st Avenue South                     7/31/98                               Plus use tax
St. Petersburg
                                         8/1/98 -         One option           Year 1 - 4,054
                                         7/31/03          period for           Year 2 - 4,369
                                                          5 years              Year 3 - 4,518
                                                                               Year 4 - 4,673
                                                                               Year 5 - 4,833
                                                                               Plus use tax
                                                                               CAM

Operations Center          6,636         6/1/96 -         One option           Year 1 - 4,015
2860 Scherer Drive                       5/31/01          period of            Year 2 - 4,153
Suite 630                                                 5 years              Year 3 - 4,291
St. Petersburg                                                                 Year 4 - 4,429
                                                                               Year 5 - 4,567
                                                                               Plus use tax
                                                                               CAM
Port Richey Office
9550-1 U.S. Highway 19
Port Richey

         First Floor       5,300          5/4/88-         One option           $7,265
                                          6/4/98          period of            Plus use tax
                                                          10 years             CAM

         Second Floor      5,210          8/25/98         Two option           $2,171
                                          9/25/99         periods of 5         Plus use tax
                                                          years each           CAM

ITEM 3.  LEGAL PROCEEDINGS.

         Gulf West and Mercantile are parties to various legal proceedings in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against Gulf West or Mercantile which, if determined adversely, would have a material adverse effect on the business, results of operations, or financial position of Gulf West or Mercantile.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) Although there is no established public trading market for the Company's common stock, the brokerage firm of Raymond James & Associates, Inc. facilitates trades of the Company's common stock in the over-the-counter market. Prices reported to the Company ranged from $4 5/8 to $5 1/8 per share during 1996 and $5 1/8 to $5 1/2 during 1997. The Company paid cash dividends of $0.03 per share in 1995, paid a 5% stock dividend in 1996 and declared a 10% stock dividend in January, 1998.
Further dividends, if any, will be determined by the Board of Directors.

         As of January 17, 1998, the Company had approximately 625 holders of record of common stock.

         The following sales of shares of Gulf West common stock, par value $1.00 per share ("Gulf West Common Stock"), were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"), but were issued pursuant to the exemptions indicated below:

         On January 27, 1997, 7,691 shares of Gulf West Common Stock were issued to officers and employees of Gulf West pursuant to Gulf West's employee stock purchase plan at a per share purchase price of $5.12. Such shares were issued pursuant to the intrastate offering exemption contained in Section 3(11) of the Securities. Such exemption was available because all shares were offered and sold only to employees of Gulf West or its subsidiaries, all of whom are residents of Florida, and Gulf West is incorporated and does business solely in the State of Florida.

         On May 6, 1997, each member of the Board of Directors of Gulf West was issued 420 shares of Gulf West Common Stock as compensation for his service on the Board of Directors. This transaction was made in reliance on the exemption set forth in Rule 504 under the Securities Act.

          On September 23, 1997, the President of Gulf West, pursuant to the exercise of options, purchased an aggregate of 5,595 shares of Gulf West Common Stock. 2,625 of such shares were purchased at a per share exercise price of $3.81, and 2,970 of such shares were purchased at a per share exercise price of $2.92. This transaction was made in reliance on the exemption set forth in Rule 504 under the Securities Act.

         (b) Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this Item is incorporated herein by reference to the information set forth under the caption "SELECTED FINANCIAL DATA" in the 1997 Annual Report to Shareholders of Gulf West (the "1997 Annual Report")..

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is incorporated herein by reference to the information set forth under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the 1997 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this Item is incorporated herein by reference to the information set forth under the following captions contained in the 1997 Annual Report:

         (i) "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risk;"

         (ii) "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Asset-Liability Structure;" and

         (iii) Note 10 to "CONSOLIDATED FINANCIAL STATEMENTS OF GULF WEST BANKS, INC. AND SUBSIDIARIES."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is incorporated herein by reference to the information set forth under the caption "FINANCIAL REVIEW" in the 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURE.

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item regarding the Company's directors and executive officers is incorporated herein by reference to the information set forth under the caption "MANAGEMENT" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, as filed with the Commission on March 16, 1998 (the "1998 Proxy Statement"). The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption "EXECUTIVE COMPENSATION -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated herein by reference to the information set forth under the caption "EXECUTIVE COMPENSATION" in the Company's 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated herein by reference to the information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Mercantile has extended loans to various officers and directors of Mercantile and Gulf West. All of these loans were made in the ordinary course of business, were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      Documents filed as part of this Annual Report on Form 10-K:

                  (1) Financial Statements

Independent Auditor's Report.............................................page 47 of 1997 Annual Report
Consolidated Balance Sheet...............................................page 27 of 1997 Annual Report
Consolidated Statement of Earnings.......................................page 28 of 1997 Annual Report
Consolidated Statements of Stockholders' Equity..........................page 29 of 1997 Annual Report
Consolidated Statements of Cash Flows....................................page 30 of 1997 Annual Report

                  (2) All schedules have been included as an exhibit to this Annual Report on Form 10-K or the information is included elsewhere in the financial statements or notes thereto.

                  3)       Exhibits:

Exhibit Number                     Description of Document
--------------                     -----------------------
2*                        Amended and Restated Agreement and Plan of Merger by and among Citizens
                          National Bank and Trust Company, Inc., Gulf West Banks, Inc. and Mercantile Bank
3.1*                      Articles of Incorporation of Gulf West Banks, Inc.
3.2*                      Bylaws of Gulf West Banks, Inc.
10.1*                     Form of Registration Rights Agreement with Gordon W. Campbell and John Wm.
                          Galbraith
10.2*                     Salary Continuation Agreements with Gordon W. Campbell, Barry K. Miller, and
                          Robert A. Blakley (1)
10.3*                     Employment Contract with Gordon W. Campbell (1)
10.4*                     Stock Option Plan (1)
11**                      Statement regarding computation of per share earnings
13                        1997 Annual Report to Shareholders
21*                       Subsidiaries of Registrant
23.1                      Consent of Hacker, Johnson, Cohen & Grieb PA
27                        Financial Data Schedule (for SEC use only)


                           (1) denotes a management contract or compensatory
                  plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

                           *incorporated by reference to the exhibits included
                  in Amendment No. 2 to Gulf West's S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-37307).

                           **incorporated by reference to Note 1 of the
                  Consolidated Financial Statements of Gulf West Banks, Inc. and Subsidiaries, as contained in the 1997 Annual Report to Shareholders.


         (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GULF WEST BANKS, INC.


                                    By: /s/ Gordon W. Campbell
                                        ---------------------------------
                                            Gordon W. Campbell, President

                                    Date: February 19, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates


               Signature                               Capacity                                 Date
               ---------                               --------                                 ----
 /s/ Gordon W. Campbell                 President, Chairman of the Board                 February 19, 1998
-------------------------------
Gordon W. Campbell

 /s/ Barry K. Miller                    Executive Vice President/Secretary/              February 19, 1998
-------------------------------         Treasurer (principal financial officer
Barry K. Miller                         and principal accounting officer)

/s/ John Wm. Galbraith                  Director                                         February 25, 1998
-------------------------------
John Wm. Galbraith

/s/ Thomas M. Harris                    Director                                         February 19, 1998
-------------------------------
Thomas M. Harris

/s/ Algis Koncius                       Director                                         February 19, 1998
-------------------------------
Algis Koncius

/s/ Louis P. Ortiz                      Director                                         February 19, 1998
-------------------------------
Louis P. Ortiz

/s/ John C. Petagna, Jr.                Director                                         February 19, 1998
-------------------------------
John C. Petagna, Jr.

/s/ P.N. Risser, III                    Director                                         February 19, 1998
-------------------------------
P. N. Risser, III

/s/ Ross E. Roeder                      Director                                         February 19, 1998
-------------------------------
Ross E. Roeder

                                  EXHIBIT INDEX


Exhibit Number                     Description of Document
--------------                     -----------------------
     2*               Amended and Restated Agreement and Plan of Merger by and among Citizens
                      National Bank and Trust Company, Inc., Gulf West Banks, Inc. and Mercantile Bank
     3.1*             Articles of Incorporation of Gulf West Banks, Inc.
     3.2*             Bylaws of Gulf West Banks, Inc.
     10.1*            Form of Registration Rights Agreement with Gordon W. Campbell and John Wm.
                      Galbraith
     10.2*            Salary Continuation Agreements with Gordon W. Campbell, Barry K. Miller, and
                      Robert A. Blakley
     10.3*            Employment Contract with Gordon W. Campbell
     10.4*            Stock Option Plan
     11**             Statement regarding computation of per share earnings
     13               1997 Annual Report to Shareholders
     21*              Subsidiaries of Registrant
     23.1             Consent of Hacker, Johnson, Cohen & Grieb PA
     27               Financial Data Schedule (for SEC use only)

                  *incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-37307).

                  **incorporated by reference to Note 1 of the Consolidated Financial Statements of Gulf West Banks, Inc. and Subsidiaries, as contained in the 1997 Annual Report to Shareholders.