Form 10-Q
period 1998-03-31
GULF WEST BANKS INC
filed 1998-05-08
CIK 932773

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________________ to ___________________

                       Commission file number 000-23713

                             GULF WEST BANKS, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          FLORIDA                                               59-3276590
----------------------------                               -------------------
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
 OF INCORPORATION)                                         IDENTIFICATION NO.)

                             425 22ND AVENUE, NORTH
                          ST. PETERSBURG, FLORIDA 33704
                   ----------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (813) 894-5696
              --------------------------------------------------
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such quarterly reports), and (2) has been subject to such filing requirements for the past 90 days:

                               YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK, PAR VALUE $1 PER SHARE                     6,004,657 SHARES
------------------------------------               -----------------------------
              (CLASS)                              OUTSTANDING AT MARCH 31, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION                                             PAGE
                                                                          ----
ITEM 1. FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheets -
   March 31, 1998 (unaudited) and December 31, 1997..........................2

  Condensed Consolidated Statements of Earnings -
   Three months ended March 31, 1998 and 1997 (unaudited)....................3

  Condensed Consolidated Statements of Comprehensive Income-
   Three months ended March 31, 1998 and 1997 (unaudited)....................4

  Condensed Consolidated Statement of Stockholders' Equity -
   For the Three-Month Period Ended March 31, 1998 (unaudited)...............5

  Condensed Consolidated Statements of Cash Flows -
   Three months ended March 31, 1998 and 1997 (unaudited)....................6

  Notes to Condensed Consolidated Financial Statements (unaudited).........7-8

  Review By Independent Certified Public Accountants.........................9

  Report on Review by Independent Certified Public Accountants..............10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS..............................................11-13

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................................14

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................15

SIGNATURES..................................................................16

EXHIBIT INDEX...............................................................17

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                        MARCH 31,   DECEMBER 31,
                                                           1998        1997
                                                       -----------  ------------
                                                       (UNAUDITED)
                 ASSETS
Cash and due from banks                                 $ 11,393        9,046
Federal funds sold and securities purchased
   under agreements to resell                             17,550        8,903
                                                        --------     --------

        Cash and cash equivalents                         28,943       17,949

Securities available for sale                             76,204       53,183
Loans receivable, net of allowance for loan losses
   of $2,206 in 1998 and $1,564 in 1997                  161,221      122,555
Loans held for sale, at cost which approximates
   market                                                    405          715
Premises and equipment, net                                7,390        7,043
Accrued interest receivable                                1,575        1,119
Deferred tax asset                                           105          328
Goodwill                                                   2,048          148
Other assets                                               2,769        1,808
                                                        --------     --------

        Total                                           $280,660      204,848
                                                        ========     ========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Demand deposits                                        51,112       36,992
   Savings, NOW and money-market deposits                 88,444       62,212
   Time deposits                                         100,878       69,897
                                                        --------     --------

        Total deposits                                   240,434      169,101

   Other borrowings                                       11,958       20,237
   Other liabilities                                       1,612          969
                                                        --------     --------

        Total liabilities                                254,004      190,307
                                                        --------     --------
Stockholders' equity:
   Common stock, $1 par value; 10,000,000 shares
      authorized, 6,004,657 and 3,342,676 issued
      and outstanding                                      6,005        3,343
   Additional paid-in capital                             20,073        9,308
   Retained earnings                                         372        1,705
   Accumulated other comprehensive income,
      unrealized gain on securities available
      for sale, net of tax                                   206          185
                                                        --------     --------

        Total stockholders' equity                        26,656       14,541
                                                        --------     --------

        Total                                           $280,660      204,848
                                                        ========     ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998           1997
                                                              ----------     ----------
                                                                      (UNAUDITED)
Interest income:
   Loans receivable                                           $    3,731          2,618
   Interest on securities                                          1,296            650
   Other interest-earning assets                                     168            112
                                                              ----------     ----------

      Total interest income                                        5,195          3,380
                                                              ----------     ----------
Interest expense:
   Deposits                                                        2,018          1,328
   Other borrowings                                                  256            159
                                                              ----------     ----------

      Total interest expense                                       2,274          1,487
                                                              ----------     ----------

      Net interest income                                          2,921          1,893

Provision for loan losses                                            150            105
                                                              ----------     ----------

      Net interest income after provision for loan losses          2,771          1,788
                                                              ----------     ----------
Noninterest income:
   Service charges on deposit accounts                               259            184
   Leasing fees and commissions                                      134            138
   Income from fiduciary activities                                   66           --
   Income earned on officers life insurance                           78             18
   Other                                                             176             77
                                                              ----------     ----------

      Total noninterest income                                       713            417
                                                              ----------     ----------
Noninterest expense:
   Salaries and employee benefits                                  1,382          1,028
   Occupancy expense                                                 484            371
   Data processing                                                   150             65
   Advertising                                                        72             55
   Stationery and supplies                                            83             51
   Other                                                             354            258
                                                              ----------     ----------

      Total noninterest expense                                    2,525          1,828
                                                              ----------     ----------

Earnings before income taxes                                         959            377

      Income taxes                                                   344            142
                                                              ----------     ----------

Net earnings                                                  $      615            235
                                                              ==========     ==========

Basic earnings per share                                      $     0.10           0.06
                                                              ==========     ==========

Weighted-average number of shares outstanding for basic        5,955,330      3,664,978
                                                              ==========     ==========

Diluted earnings per share                                    $     0.10           0.06
                                                              ==========     ==========

Weighted-average number of shares outstanding for diluted      6,025,463      3,754,286
                                                              ==========     ==========

Dividends per share                                           $     --             --
                                                              ==========     ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                          1998        1997
                                                         ------      ------
                                                             (UNAUDITED)

Net earnings                                              $ 615        235

Other comprehensive income:
   Change in unrealized gains (losses) arising
      during period net of tax (benefit) of
      $10 in 1998 and $(172) in 1997                         21       (327)
                                                          -----       ----
Comprehensive income (loss)                               $ 636        (92)
                                                          =====       ====

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                           ACCUMULATED
                                                                                              OTHER
                                                                                          COMPREHENSIVE
                                                                                              INCOME,
                                                                                            UNREALIZED
                                                                                             GAIN ON
                                                                ADDITIONAL                  SECURITIES       TOTAL
                                    NUMBER OF       COMMON       PAID-IN      RETAINED       AVAILABLE   STOCKHOLDERS'
                                     SHARES         STOCK        CAPITAL      EARNINGS       FOR SALE       EQUITY
                                    ---------     ---------     ----------    --------    -------------  -------------
Balance at December 31, 1997        3,342,676     $   3,343         9,308         1,705            185        14,541

Net earnings (unaudited)                 --            --            --             615           --             615

Shares issued in exchange for
    Citizens National Bank &
    Trust shares (unaudited         1,949,919         1,950         8,775          --             --          10,725

Stock dividend (unaudited)            545,713           546         1,402        (1,948)          --            --

Shares issued under stock
    option plan (unaudited)           143,280           143           483          --             --             626

Shares issued to directors
    as compensation (unaudited)         8,330             8            42          --             --              50

Shares issued to employees
    (unaudited)                        14,739            15            63          --             --              78

Other comprehensive income
    (unaudited)                          --            --            --            --               21            21
                                    ---------     ---------     ---------     ---------      ---------     ---------

Balance at March 31, 1998
    (unaudited)                     6,004,657     $   6,005        20,073           372            206        26,656
                                    =========     =========     =========     =========      =========     =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
                                                               (UNAUDITED)
Cash flows from operating activities:
   Net earnings                                           $    615          235
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation                                             210          172
      Increase in other assets                                (896)        (110)
      Provision for loan losses                                150          105
      Deferred income tax (credit) provision                  (140)          81
      Income from mortgage banking activity                    (29)          (7)
      Increase in other liabilities                            202          331
      Decrease (increase) in accrued interest
        receivable                                             244         (119)
      Net amortization of fees, premiums and
        discounts                                              (55)         (53)
      Proceeds from sales of loans held for sale             2,454          952
      Originations of loans held for sale                   (2,115)      (1,021)
      Stock issued for compensation                             50         --
                                                          --------     --------
          Net cash flow provided by operating
            activities                                         690          566
                                                          --------     --------
Cash flows from investing activities:
   Purchase of securities available for sale                  --         (5,000)
   Proceeds from maturity of securities available
     for sale                                                8,800         --
   Principal repayments on securities available
     for sale                                                2,151          572
   Proceeds from sale of FRB stock                             180         --
   Proceeds from sale of FHLB stock                            228         --
   Purchase of premises and equipment                         (184)        (397)
   Net (increase) decrease in loans                         (7,374)       2,742
   Purchase of Citizens National Bank & Trust,
     net cash acquired                                       9,323         --
                                                          --------     --------
          Net cash provided by (used in) investing
            activities                                      13,124       (2,083)
                                                          --------     --------
Cash flows from financing activities:
   Net (decrease) increase in time deposits                 (9,503)       2,000
   Net increase in demand, savings, NOW
     and money-market deposit accounts                      14,258        8,551
   Net decrease of other borrowings                         (8,279)      (1,149)
   Issuance of common stock                                    704           34
                                                          --------     --------
          Net cash (used in) provided by
            financing activities                            (2,820)       9,436
                                                          --------     --------

          Net increase in cash and cash equivalents         10,994        7,919

Cash and cash equivalents at beginning of period            17,949       11,987
                                                          --------     --------

Cash and cash equivalents at end of period                $ 28,943       19,906
                                                          ========     ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                            $  2,171        1,332
                                                          ========     ========

      Income taxes                                        $    147         --
                                                          ========     ========
   Noncash transactions:
      Reclassification of loans to
        foreclosed real estate                            $   --            134
                                                          ========     ========
      Acquisition of Citizens National Bank
        and Trust:
          Fair value of assets acquired                   $ 77,744         --
                                                          ========     ========

          Liabilities assumed                             $ 67,019         --
                                                          ========     ========

          Common stock issued                             $ 10,725         --
                                                          ========     ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL. In the opinion of the management of Gulf West Banks, Inc. (the "Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 1998 and the results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. The results of operations and other data for the three-month period ended March 31, 1998, are not necessarily indicative of results that may be expected for the year ending December 31, 1998.

2. ACQUISITION. On January 16, 1998, the Company acquired Citizens National Bank and Trust Company, Port Richey, Florida ("Citizens"). The Company exchanged 1.95 million shares of its common stock for all the outstanding shares of Citizens. Citizens operated one banking office in Pasco County, Florida. The Company accounted for this transaction using the purchase method of accounting. The results for the first quarter of 1998 include the results of Citizens for that period. The excess purchase price over fair market value of the underlying net assets of $1.9 million was allocated to goodwill which is being amortized over 20 years. The unaudited pro forma results below assume the acquisition occurred at the beginning of the year ended December 31, 1997 (dollars in thousands, except per share amounts):

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                       ---------------
                                                             1997
                                                       ---------------
            Interest income                                $  4,683
                                                           ========
            Net interest income                            $  2,468
                                                           ========
            Net income                                     $    196
                                                           ========
            Earnings per share:
               Basic                                       $    .03
                                                           ========
               Diluted                                     $    .03
                                                           ========

      In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1997 or of future operations of the combined entities under the ownership and management of the Company.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

3. LOAN IMPAIRMENT AND LOSSES. The Company has identified loans totaling $489,000 and $493,000 as impaired at March 31, 1998 and 1997. The activity in the allowance for loan losses is as follows:

                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                         --------------------
                                                            1998        1997
                                                         ---------    -------
                                                            (IN THOUSANDS)

          Balance at beginning of period                  $ 1,564      1,184
          Provision for loan losses                           150        105
          Charge-offs, net of recoveries                      (36)         9
          Purchased via acquisition of Citizens               528          -
                                                          -------      -----

          Balance at end of period                        $ 2,206      1,298
                                                          =======      =====

4. EARNINGS PER COMMON SHARE. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Options to purchase 6,600 shares of common stock at $6.36 a share issued in 1998 were not included in the computation of diluted EPS because the options exercise price was not less than the average market price of the common shares. These options expire on February 19, 2008 ($ in thousands, except per share amounts).

                                                      THREE MONTHS ENDED MARCH 31,
                                      ------------------------------------------------------------
                                                   1998                          1997
                                      -----------------------------  -----------------------------
                                                 WEIGHTED-    PER              WEIGHTED-      PER
                                                  AVERAGE    SHARE              AVERAGE     SHARE
                                      EARNINGS    SHARES     AMOUNT  EARNINGS   SHARES      AMOUNT
                                      --------   ---------   ------  --------  ---------    ------
   Basic EPS:
      Net earnings available to
       common stockholders             $ 615     5,955,330   $ 0.10    235     3,664,978    $ 0.06
                                                             ======                         ======
   Effect of dilutive securities-
      Incremental shares from assumed
       exercise of options                 -        70,133               -        89,308
                                       -----     ---------             ---     ---------
   Diluted EPS:
      Net earnings available to
       common stockholders
       and assumed conversions         $ 615     6,025,463   $ 0.10    235     3,754,286    $ 0.06
                                       =====     =========   ======    ===     =========    ======

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 1998, and for the three-month period ended March 31, 1998 and 1997 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors of Gulf West Banks, Inc.
St. Petersburg, Florida:

   We have reviewed the accompanying condensed consolidated balance sheet of Gulf West Banks, Inc. and Subsidiaries (the "Company") as of March 31, 1998, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended March 31, 1998 and 1997 and the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 1998. These financial statements are the responsibility of the Company's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 16, 1998 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
April 10, 1998

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF MARCH 31, 1998 AND DECEMBER 31, 1997

ACQUISITION

On January 16, 1998, the Company acquired Citizens National Bank and Trust Company, Port Richey, Florida ("Citizens"). The Company exchanged 1.95 million shares of its common stock for all the outstanding shares of Citizens. Citizens operated one banking office in Pasco County, Florida. The Company accounted for this transaction using the purchase method of accounting. The results for the first quarter of 1998 include the results of Citizens for that period. The excess purchase price over fair market value of the underlying net assets of $1.9 million was allocated to goodwill.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1998, the Company's primary sources of funds consisted of proceeds from the maturity and principal repayment of securities available for sale, deposit inflows, and cash flows from operating activities. The Company used its capital resources principally to fund existing and continuing loan commitments and pay off other borrowings. At March 31, 1998, the Company had commitments to originate loans totaling $5.2 million. Management believes the Company has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded in 1998 and, if so desired, that it can adjust the rates on time deposits to retain deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, Mercantile Bank, the Company's primary subsidiary (the "Bank") is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of March 31, 1998, the Bank has liquidity of approximately $105.1 million, or approximately 43.7% of total deposits.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at March 31, 1998.

The following ratios and rates are presented for the dates and periods indicated:

                                                THREE MONTHS                THREE MONTHS
                                                   ENDED        YEAR ENDED      ENDED
                                                 MARCH 31,     DECEMBER 31,   MARCH 31,
                                                    1998           1997          1997
                                                ------------   ------------ ------------
      Average equity as a percentage
        of average assets                           9.42%          7.50%         7.28%

      Equity to total assets at end of period       9.50%          7.10%         7.07%

      Return on average assets (1)                  0.89%          0.69%         0.52%

      Return on average equity (1)                  9.41%          9.18%         7.19%

      Noninterest expenses to average assets (1)    3.64%          4.26%         4.07%

      Nonperforming loans and foreclosed real
        estate as a percentage of total assets
        at end of period                            0.22%          0.31%         0.11%

-------------
(1) Annualized for the three months ended March 31, 1998 and 1997.

                                                                     (continued)

                        GULF WEST BANKS, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest/dividend income; (iv) interest rate spread; and
(v) net interest margin.


                                                              THREE MONTHS ENDED MARCH 31,
                                           --------------------------------------------------------------------
                                                       1998                                 1997
                                           ------------------------------     ---------------------------------
                                                       INTEREST   AVERAGE                   INTEREST   AVERAGE
                                           AVERAGE        AND      YIELD/      AVERAGE         AND      YIELD/
                                           BALANCE     DIVIDENDS    RATE       BALANCE      DIVIDENDS    RATE
                                          ---------    ---------  -------     ---------     ---------  --------
                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans (1)                              $ 161,047      3,731      9.27%     $ 112,094       2,618      9.34%
   Securities                                81,382      1,296      6.37         40,657         650      6.39
   Other interest-earning assets (2)         12,553        168      5.35          8,582         112      5.22
                                          ---------    -------                ---------      ------

      Total interest-earning assets         254,982      5,195      8.15        161,333       3,380      8.38
                                                       -------                               ------
Noninterest-earning assets                   22,481                              18,319
                                          ---------                           ---------

      Total assets                        $ 277,463                           $ 179,652
                                          =========                           =========
Interest-bearing liabilities:
   Savings, NOW, money-market deposit
     accounts                                85,685        612      2.86         50,242         356      2.83
   Time deposit                             105,081      1,406      5.35         72,923         972      5.33
   Borrowings                                18,432        256      5.56         12,019         159      5.29
                                          ---------    -------                ---------      ------

      Total interest-bearing liabilities    209,198      2,274      4.35        135,184       1,487      4.40
                                                       -------                               ------
Noninterest-bearing liabilities              42,121                              31,397
Stockholders' equity                         26,144                              13,071
                                          ---------                           ---------
      Total liabilities and
        stockholders' equity              $ 277,463                           $ 179,652
                                          =========                           =========

Net interest income                                    $ 2,921                              $ 1,893
                                                       =======                              =======
Interest-rate spread (3)                                            3.80%                                3.98%
                                                                    ====                                 ====

Net interest margin (4)                                             4.58%                                4.69%
                                                                    ====                                 ====
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                                 1.22                                1.19
                                          =========                           =========

------------------
(1) Includes loans on nonaccrual status.
(2) Includes federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

         COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

   GENERAL. Net earnings for the three-months ended March 31, 1998 were $615,000 or $0.10 per basic and diluted share compared to $235,000 or $0.06 per basic and diluted share for 1997. The increase in earnings was primarily due to increased net interest income only partially offset by increases in noninterest expenses.

   INTEREST INCOME AND EXPENSE. Interest income increased by $1.8 million to
      $5.2 million for the three-month period ended March 31, 1998 from $3.4 million for the three months ended March 31, 1997. Interest on loans increased $1.1 million to $3.7 million due to an increase in the average loan portfolio balance in 1998 partly offset by a decrease in the weighted-average yield earned in 1998. Interest on securities increased $.6 million to $1.3 million for the three-months ended March 31, 1998 due to a increase in the average securities portfolio in 1998 only partially offset by a decrease in the average yield earned in 1998. Interest on other interest-earning assets increased from $112,000 for the three months ended March 31, 1997 to $168,000 for the three months ended March 31, 1998 due to an increase in the average balance of other interest-earning assets in 1998 and an increase in the weighted-average yield earned in 1998.

      Interest expense on deposits increased $.7 million to $2.0 million for the three-months ended March 31, 1998 from $1.3 million in 1997. The increase is due to an increase in the average deposits in 1998 as well as an increase in the weighted-average rate paid on deposits.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to income to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $150,000 for the three-month period ended March 31, 1998 compared to $105,000 for the same period in 1997. The allowance for loan losses is $2.2 million at March 31, 1998. While management believes that its allowance for loan losses is adequate as of March 31, 1998, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

   NONINTEREST INCOME. Noninterest income increased to $713,000 in 1998 from $417,000 for the three months ended March 31, 1997. Service charges on deposits increased in 1998 due to the growth in deposit accounts. Income from officers' life insurance policies increased in 1998 primarily because of a reinstatement of accrued income which was not previously accrued. Income from fiduciary activities was new for 1998 and resulted from the trust operations acquired as a part of Citizens.

   NONINTEREST EXPENSE. Total noninterest expense increased to $2.5 million for the three-months ended March 31, 1998 from $1.8 million for the comparable period ended March 31, 1997. Increases resulted primarily from increases in employee compensation, occupancy expense and data processing expense due to the acquisition of Citizens.

   INCOME TAXES. The income tax provision for the three months ended March 31, 1998 was $344,000 or 35.9% of income before income taxes compared to $142,000 or 37.7% for the period ended March 31, 1997.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                           PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   Gulf West and Mercantile are parties to various legal proceedings in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against Gulf West or Mercantile which, if determined adversely, would have a material adverse effect on the business, results of operations, or financial position of Gulf West or Mercantile.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

   The following sales of shares of Gulf West common stock, par value $1.00 per share ("Gulf West Common Stock"), were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"), but were issued pursuant to the exemptions indicated below:

   During the quarter ended March 31, 1998, 14,739 shares of Gulf West Common Stock were issued to officers and employees of Gulf West pursuant to Gulf West's employee stock purchase plan at an average per share purchase price of $5.33. Such shares were issued pursuant to the intrastate offering exemption contained in Section 3(11) of the Securities Act. Such exemption was available because all shares were offered and sold only to employees of Gulf West or its subsidiaries, all of whom are residents of Florida, and Gulf West is incorporated and does business solely in the State of Florida.

   On January 28, 1998, each member of the Board of Directors of Gulf West (10 individuals) was issued 833 shares of Gulf West Common Stock as compensation for his service on the Board of Directors. This transaction was made in reliance on the exemption set forth in Section 4(2) of the Securities Act.

    On January 28, 1998, Gordon W. Campbell, the President of Gulf West, pursuant to the exercise of options, purchased an aggregate of 102,030 shares of Gulf West Common Stock. 49,530 of such shares were purchased at a per share exercise price of $2.91, and 52,500 of such shares were purchased at a per share exercise price of $3.05. This transaction was made in reliance on the exemption set forth in Section 4(2) of the Securities Act.

    On January 28, 1998, Barry K. Miller, the Secretary/Treasurer of Gulf West, pursuant to the exercise of options, purchased an aggregate of 15,750 shares of Gulf West Common Stock. These shares were purchased at a per share exercise price of $3.81. This transaction was made in reliance on the exemption set forth in Section 4(2) of the Securities Act.

    On January 29, 1998, John C. Petagna, Jr., a Director of Gulf West, pursuant to the exercise of options, purchased an aggregate of 12,750 shares of Gulf West Common Stock. 5,250 of such shares were purchased at a per share exercise price of $3.13, another 2,500 shares were purchased at a per share exercise price of $5.50 per share and 5,000 shares were purchased at a per share exercise price of $6.00. This transaction was made in reliance on the exemption set forth in Section 4(2) of the Securities Act.

    On February 12, 1998, Algis Koncius, a Director of Gulf West, pursuant to the exercise of options, purchased an aggregate of 12,750 shares of Gulf West Common Stock. 2,625 of such shares were purchased at a per share exercise price of $3.81; 2,625 shares were purchased at a per share exercise price of $2.91 per share; 2,500 shares were purchased at a per share exercise price of $5.50 and 5,000 shares were purchased at a per share exercise price of $6.00 per share. This transaction was made in reliance on the exemption set forth in Section 4(2) of the Securities Act.

   Proceeds from the sales of the above securities were used for general corporate purposes.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

EXHIBIT NUMBER  DESCRIPTION OF DOCUMENT
--------------  -----------------------

       2*       Amended and Restated Agreement and Plan of Merger by and among
                Citizens National Bank and Trust Company, Inc., Gulf West Banks,
                Inc. and Mercantile Bank
       3.1*     Articles of Incorporation of Gulf West Banks, Inc.
       3.2*     Bylaws of Gulf West Banks, Inc.
       10.1*    Form of Registration Rights Agreement with Gordon W. Campbell and John Wm. Galbraith
       10.2*    Salary Continuation Agreements with Gordon W. Campbell, Barry
                K. Miller, and Robert A. Blakley
       10.3*    Employment Contract with Gordon W. Campbell
       10.4*    Stock Option Plan
       10.5     Agreement to transfer fiduciary accounts to SunTrust Bank,
                Nature Coast
       11**     Statement regarding computation of per share earnings
       27       Financial Data Schedule (for SEC use only)

 * incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-373307).

** contained in Note 4 to the condensed consolidated financial statements set forth in this 10-Q.

(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GULF WEST BANKS, INC.
                                     (Registrant)

Date:  April 30, 1998              By: /s/ GORDON W. CAMPBELL
      ----------------------           ----------------------
                                       Gordon W. Campbell, Chairman of the Board
                                         and President (Chief Executive Officer)

Date:  April 30, 1998              By: /s/ BARRY K. MILLER
      ----------------------           -------------------
                                       Barry K. Miller, Secretary/Treasurer
                                         (Chief Financial Officer)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT NUMBER    DESCRIPTION OF DOCUMENT
--------------    -----------------------

    2*            Amended and Restated Agreement and Plan of Merger by and
                  among Citizens National Bank and Trust Company, Inc., Gulf
                  West Banks, Inc. and Mercantile Bank
    3.1*          Articles of Incorporation of Gulf West Banks, Inc.
    3.2*          Bylaws of Gulf West Banks, Inc.
    10.1*         Form of Registration Rights Agreement with Gordon W.
                  Campbell and John Wm. Galbraith
    10.2*         Salary Continuation Agreements with Gordon W. Campbell,
                  Barry K. Miller, and Robert A. Blakley
    10.3*         Employment Contract with Gordon W. Campbell
    10.4*         Stock Option Plan
    10.5          Agreement to transfer fiduciary accounts to SunTrust Bank,
                  Nature Coast
    11**          Statement regarding computation of per share earnings
    27            Financial Data Schedule (for SEC use only)

 * incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-37307).

** contained in Note 4 to the condensed consolidated financial statements set forth in this Form 10-Q.