Form 10-Q
period 1998-06-30
GULF WEST BANKS INC
filed 1998-07-29
CIK 932773

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to ________

                        Commission file number 000-23713

                              GULF WEST BANKS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          FLORIDA                                                59-3276590
----------------------------                                  ----------------
(STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
 OF INCORPORATION)                                           IDENTIFICATION NO.)

                             425 22ND AVENUE, NORTH
                          ST. PETERSBURG, FLORIDA 33704
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (727) 894-5696
               --------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such quarterly reports), and (2) has been subject to such filing requirements for the past 90 days:

                               YES  [X]    NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK, PAR VALUE $1 PER SHARE                    6,015,795 SHARES
------------------------------------              ----------------------------
              (CLASS)                             OUTSTANDING AT JUNE 30, 1998

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                                                                CONFORMED COPY

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                      INDEX

ITEM 1. FINANCIAL STATEMENTS                                              PAGE

  Condensed Consolidated Balance Sheets -
   At June 30, 1998 (unaudited) and December 31, 1997........................2

  Condensed Consolidated Statements of Earnings -
   Three and Six months ended June 30, 1998 and 1997 (unaudited).............3

  Condensed Consolidated Statements of Comprehensive Income -
   Three and Six months ended June 30, 1998 and 1997 (unaudited).............4

  Condensed Consolidated Statement of Stockholders' Equity -
   For the Six months ended June 30, 1998 (unaudited)........................5

  Condensed Consolidated Statements of Cash Flows -
   Six months ended June 30, 1998 and 1997 (unaudited).......................6

  Notes to Condensed Consolidated Financial Statements (unaudited).........7-9

  Review By Independent Certified Public Accountants........................10

  Report on Review by Independent Certified Public Accountants..............11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS..............................................12-16

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................................17

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................18

SIGNATURES..................................................................19

EXHIBIT INDEX...............................................................20

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                  AT
                                                          ---------------------
                                                          JUNE 30,  DECEMBER 31,
                                                          --------  ------------
        ASSETS                                               1998      1997
                                                             ----      ----
                                                               (UNAUDITED)

Cash and due from banks                                     $ 12,545     9,046
Federal funds sold and securities purchased under
   agreements to resell                                       16,341     8,903
                                                              ------   -------

        Cash and cash equivalents                             28,886    17,949

Securities available for sale                                 90,135    53,183
Loans receivable, net of allowance for loan losses of
  $2,261 in 1998 and $1,564 in 1997                          161,857   122,555
Loans held for sale, at cost which approximates market          --         715
Premises and equipment, net                                    7,459     7,043
Accrued interest receivable                                    1,691     1,119
Deferred tax asset                                                 5       328
Goodwill                                                       1,739       148
Other assets                                                   2,974     1,808
                                                             -------   -------

        Total                                              $ 294,746   204,848
                                                             =======   =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Demand deposits                                            48,196    36,992
   Savings, NOW and money-market deposits                     92,299    62,212
   Time deposits                                             113,716    69,897
                                                             -------   -------

        Total deposits                                       254,211   169,101

   Other borrowings                                           11,969    20,237
   Other liabilities                                           1,230       969
                                                             -------   -------

        Total liabilities                                    267,410   190,307
                                                             -------   -------

Stockholders' equity:
   Common stock, $1 par value; 10,000,000 shares authorized;
     6,015,795 and 3,342,676 issued and outstanding in 1998
     and 1997                                                  6,016     3,343
   Additional paid-in capital                                 20,151     9,308
   Retained earnings                                             958     1,705
   Accumulated other comprehensive income, unrealized gain
     on securities available for sale, net of tax                211       185
                                                             -------   -------

        Total stockholders' equity                            27,336    14,541
                                                             -------   -------

        Total                                              $ 294,746   204,848
                                                             =======   =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      JUNE 30,                   JUNE 30,
                                              ------------------------  ------------------------
                                                   1998         1997         1998         1997
                                                   ----         ----         ----         ----
                                                      (UNAUDITED)               (UNAUDITED)
Interest income:
   Loans receivable                           $    3,767        2,602        7,498        5,220
   Interest on securities                          1,199          780        2,495        1,430
   Other interest-earning assets                     242           87          410          199
                                              ----------   ----------   ----------   ----------

      Total interest income                        5,208        3,469       10,403        6,849
                                              ----------   ----------   ----------   ----------

Interest expense:
   Deposits                                        2,118        1,407        4,136        2,735
   Other borrowings                                  155          127          411          286
                                              ----------   ----------   ----------   ----------

      Total interest expense                       2,273        1,534        4,547        3,021
                                              ----------   ----------   ----------   ----------

      Net interest income                          2,935        1,935        5,856        3,828

Provision for loan losses                            110          135          260          240
                                              ----------   ----------   ----------   ----------

      Net interest income after
        provision for loan losses                  2,825        1,800        5,596        3,588
                                              ----------   ----------   ----------   ----------

Noninterest income:
   Service charges on deposit accounts               274          189          533          373
   Leasing fees and commissions                      162          116          296          254
   Income from fiduciary activities                   39         --            105         --
   Income earned on officers life insurance           22           14          100           32
   Other                                             141          142          317          219
                                              ----------   ----------   ----------   ----------

      Total noninterest income                       638          461        1,351          878
                                              ----------   ----------   ----------   ----------

Noninterest expense:
   Salaries and employee benefits                  1,360        1,035        2,742        2,063
   Occupancy expense                                 519          428        1,003          799
   Data processing                                   136          111          286          176
   Advertising                                        71           51          143          106
   Stationery and supplies                           119           59          202          110
   Other                                             361          264          715          522
                                              ----------   ----------   ----------   ----------

      Total noninterest expense                    2,566        1,948        5,091        3,776
                                              ----------   ----------   ----------   ----------

Earnings before income taxes                         897          313        1,856          690

      Income taxes                                   311           92          655          234
                                              ----------   ----------   ----------   ----------

Net earnings                                  $      586          221        1,201          456
                                              ==========   ==========   ==========   ==========

Basic earnings per share                      $      .10          .06          .20          .12
                                              ==========   ==========   ==========   ==========

Weighted-average number of
   shares outstanding for basic                6,008,726    3,668,017    5,979,653    3,666,413
                                              ==========   ==========   ==========   ==========

Diluted earnings per share                    $      .09          .06          .20          .12
                                              ==========   ==========   ==========   ==========

Weighted-average number of
   shares outstanding for diluted              6,217,749    3,744,915    6,142,993    3,743,311
                                              ==========   ==========   ==========   ==========

Dividends per share                           $     --           --           --           --
                                              ==========   ==========   ==========   ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)


                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   JUNE 30,               JUNE 30,
                                              ------------------      ----------------
                                               1998         1997       1998       1997
                                               ----         ----       ----       ----
                                                  (UNAUDITED)             (UNAUDITED)

Net earnings                                  $ 586          221      1,201        456

Other comprehensive income:
   Change in unrealized gain arising during
      period net of tax of $3 and $204
      for the three months ended June 30,
      1998 and 1997 (unaudited) and $13 and
      $8 for the six months ended June 30,
      1998 and 1997 (unaudited)                   5          340         26         13
                                              -----        -----      -----      -----

Comprehensive income                          $ 591          561      1,227        469
                                              =====        =====      =====      =====




See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                  ACCUMULATED
                                                                                    OTHER
                                                                                 COMPREHENSIVE
                                                                                   INCOME,
                                                                                  UNREALIZED
                                                                                   GAIN ON
                                                          ADDITIONAL              SECURITIES      TOTAL
                                  NUMBER OF     COMMON      PAID-IN    RETAINED    AVAILABLE   STOCKHOLDERS'
                                    SHARES       STOCK      CAPITAL    EARNINGS    FOR SALE       EQUITY
                                  ---------     ------    ----------   --------  ------------- -------------

Balance at December 31, 1997      3,342,676   $   3,343       9,308       1,705          185      14,541

Net earnings (unaudited)               --          --          --         1,201         --         1,201

Shares issued in exchange for
    Citizens National Bank &
    Trust shares (unaudited)      1,949,919       1,950       8,775        --           --        10,725

Stock dividend (unaudited)          545,713         546       1,402      (1,948)        --          --

Shares issued under stock
    option plan (unaudited)         154,418         154         561        --           --           715

Shares issued to directors
    as compensation (unaudited)       8,330           8          42        --           --            50

Shares issued to employees
    (unaudited)                      14,739          15          63        --           --            78

Other comprehensive income
    (unaudited)                        --          --          --          --             26          26
                                  ---------   ---------   ---------   ---------    ---------   ---------

Balance at June 30, 1998
    (unaudited)                   6,015,795   $   6,016      20,151         958          211      27,336
                                  =========   =========   =========   =========    =========   =========



See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                               ----------------
                                                                               1998        1997
                                                                               ----        ----
                                                                                  (UNAUDITED)
Cash flows from operating activities:
   Net earnings                                                             $  1,201         456
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation                                                               442         361
      Provision for loan losses                                                  260         240
      Net amortization of fees, premiums and discounts                            41         (46)
      Deferred income tax credit                                                 (33)        (39)
      Income from mortgage banking activity                                      (32)        (21)
      Proceeds from sales of loans held for sale                               2,903       2,199
      Originations of loans held for sale                                     (2,156)     (1,942)
      Stock issued for compensation                                               50        --
      Decrease (increase) in accrued interest receivable                         128        (200)
      Increase in goodwill and other assets                                     (792)       (330)
      (Decrease) increase in other liabilities                                  (180)        198
                                                                            --------    --------

          Net cash provided by operating activities                            1,832         876
                                                                            --------    --------

Cash flows from investing activities:
   Purchase of securities available for sale                                 (23,133)     (9,970)
   Proceeds from maturity of securities available for sale                    12,306       1,000
   Principal repayments on securities available for sale                       7,762       1,283
   Proceeds from sale of FRB stock                                               180        --
   Proceeds from sale of FHLB stock                                              228        --
   Purchase of premises and equipment                                           (485)       (666)
   Net increase in loans                                                      (8,133)       (505)
   Purchase of Citizens National Bank & Trust, net cash acquired               9,323        --
                                                                            --------    --------

          Net cash used in investing activities                               (1,952)     (8,858)
                                                                            --------    --------

Cash flows from financing activities:
   Net increase (decrease) in time deposits                                    3,335        (267)
   Net increase in demand, savings, NOW and money-market deposit accounts     15,197      11,225
   Net decrease of other borrowings                                           (8,268)     (4,898)
   Issuance of common stock                                                      793          53

          Net cash provided by financing activities                           11,057       6,113
                                                                            --------    --------

          Net increase (decrease) in cash and cash equivalents                10,937      (1,869)

Cash and cash equivalents at beginning of period                              17,949      11,987
                                                                            --------    --------

Cash and cash equivalents at end of period                                  $ 28,886      10,118
                                                                            ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
      Interest                                                              $  4,372       2,867
                                                                            ========    ========

      Income taxes                                                          $    918         273
                                                                            ========    ========

   Noncash transactions:
      Reclassification of loans to foreclosed real estate                   $   --           179
                                                                            ========    ========

      Acquisition of Citizens National Bank and Trust:
          Fair value of assets acquired                                     $ 77,744        --
                                                                            ========    ========

          Liabilities assumed                                               $ 67,019        --
                                                                            ========    ========

          Common stock issued                                               $ 10,725        --
                                                                            ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1. GENERAL. In the opinion of the management, the accompanying condensed consolidated financial statements of Gulf West Banks, Inc. and Subsidiaries (the "Company") contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 1998, and the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997 and the cash flows for the six-month periods ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITION. On January 16, 1998, the Company acquired Citizens National
     Bank and Trust Company, Port Richey, Florida ("Citizens"). The Company exchanged 1.95 million shares of its common stock for all the outstanding shares of Citizens. Citizens operated one banking office in Pasco County, Florida. The Company accounted for this transaction using the purchase method of accounting. The results for the three months and six months ended June 30, 1998 include the results of Citizens. The excess purchase price over fair market value of the underlying net assets of $1.9 million was allocated to goodwill which is being amortized over 20 years. The unaudited pro forma results below assume the acquisition occurred at the beginning of the year ended December 31, 1997 (dollars in thousands, except per share amounts):

                                                   THREE MONTHS     SIX MONTHS
                                                  ENDED JUNE 30,  ENDED JUNE 30,
                                                  --------------  --------------
                                                       1997            1997
                                                       ----            ----

            Interest income                          $ 4,792           9,475
                                                       =====           =====
            Net interest income                      $ 2,507           4,975
                                                       =====           =====
            Net income                               $   379             575
                                                      ======           =====

            Earnings per share:
               Basic                                 $   .07             .11
                                                      ======           =====
               Diluted                               $   .07             .11
                                                      ======           =====

     In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1997 or of future operations of the combined entities under the ownership and management of the Company.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

3. LOAN IMPAIRMENT AND LOSSES. The Company had no impaired loans at June 30, 1998. The Company has identified loans totaling $ 492,000 as impaired at June 30, 1997. The activity in the allowance for loan losses is as follows:

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             ------------------     ----------------
                                               1998       1997       1998      1997
                                               ----       ----       ----      ----
                                                      (IN THOUSANDS)

    Balance at beginning of period          $ 2,206      1,298      1,564     1,184
    Provision for loan losses                   110        135        260       240
    Charge-offs, net of recoveries              (55)       (18)       (91)       (9)
    Purchased via acquisition of Citizens      --         --          528      --
                                            -------    -------    -------   -------

    Balance at end of period                $ 2,261      1,415      2,261     1,415
                                            =======    =======    =======   =======

4. EARNINGS PER COMMON SHARE. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Options to purchase 2,000 shares of common stock at $13.00 a share issued in 1998 were not included in the computation of diluted Earnings Per Share because the options exercise price was not less than the average market price of the common shares. These options expire on June 17, 2008 (Dollars in thousands, except per share amounts).

                                                    THREE MONTHS ENDED JUNE 30,
                                     ------------------------------------------------------------
                                                 1998                           1997
                                     -----------------------------   ----------------------------
                                                WEIGHTED-    PER              WEIGHTED-      PER
                                                 AVERAGE    SHARE              AVERAGE     SHARE
                                      EARNINGS    SHARES    AMOUNT   EARNINGS   SHARES     AMOUNT
                                      --------  ---------   ------   --------  --------    ------
Basic EPS:
   Net earnings available to
    common stockholders              $ 586       6,008,726   $ .10      221   3,668,017   $ .06
                                                              ====                         ====

Effect of dilutive securities-
   Incremental shares from assumed
    exercise of options               --           209,023              --       76,898
                                     ----        ---------             ----   ---------

Diluted EPS:
   Net earnings available to
    common stockholders
    and assumed conversions          $ 586       6,217,749   $ .09      221   3,744,915   $ .06
                                     =====       =========   =====      ===   =========   =====

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES


                                                      SIX MONTHS ENDED JUNE 30,
                                    ------------------------------------------------------------
                                                 1998                          1997
                                    ------------------------------   ---------------------------
                                                 WEIGHTED-   PER               WEIGHTED-   PER
                                                  AVERAGE   SHARE               AVERAGE   SHARE
                                    EARNINGS      SHARES    AMOUNT   EARNINGS   SHARES    AMOUNT
                                    --------     ---------  ------   --------  ---------  ------
Basic EPS:
   Net earnings available to
    common stockholders              $ 1,201     5,979,653   $ .20      456   3,666,413   $ .12
                                                              ====                         ====

Effect of dilutive securities-
   Incremental shares from assumed
    exercise of options                 --         163,340              --       76,898
                                     -------     ---------             ----   ---------

Diluted EPS:
   Net earnings available to
    common stockholders
    and assumed conversions          $ 1,201     6,142,993   $ .20      456   3,743,311   $ .12
                                      ======     =========    ====      ===   =========    ====

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 1998, and for the three-month and six-month periods ended June 30, 1998 and 1997 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Gulf West Banks, Inc.
St. Petersburg, Florida:

    We have reviewed the condensed consolidated balance sheet of Gulf West Banks, Inc. and Subsidiaries (the "Bank") as of June 30, 1998, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 1998 and 1997, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997 and the condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 1998. These financial statements are the responsibility of the Bank's management.

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


HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
July 16, 1998

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                COMPARISON OF JUNE 30, 1998 AND DECEMBER 31, 1997

ACQUISITION
On January 16, 1998, the Company acquired Citizens National Bank and
Trust Company, Port Richey, Florida ("Citizens"). The Company exchanged 1.95 million shares of its common stock for all the outstanding shares of Citizens. Citizens operated one banking office in Pasco County, Florida. The Company accounted for this transaction using the purchase method of accounting. The results for 1998 include the results of Citizens. The excess purchase price over fair market value of the underlying net assets of $1.9 million was allocated to goodwill.

LIQUIDITY AND CAPITAL RESOURCES
During the six months ended June 30, 1998, the Company's primary sources of funds consisted of proceeds from the maturity and principal repayment of securities available for sale, deposit inflows, and cash flows from operating activities. The Company used its liquidity and capital resources principally to fund existing and continuing loan commitments, purchase securities and pay off other borrowings. At June 30, 1998, the Company had commitments to originate loans totaling $10.3 million. Management believes the Company has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded in 1998 and, if so desired, that it can adjust the rates on time deposits to retain deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, Mercantile Bank, the Company's primary subsidiary (the "Bank") is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of June 30, 1998, the Bank had liquidity of approximately $119.0 million, or approximately 46.7% of total deposits.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at June 30, 1998.

The following ratios and rates are presented for the dates and periods indicated:

                                               SIX MONTHS             SIX MONTHS
                                                 ENDED     YEAR ENDED   ENDED
                                                JUNE 30, DECEMBER 31,  JUNE 30,
                                                  1998         1997         1997
                                              ----------------------------------
    Average equity as a percentage
      of average assets                           9.45%       7.50%      7.40%

    Equity to total assets at end of period       9.27%       7.10%      7.50%

    Return on average assets (1)                   .86%       0.69%       .50%

    Return on average equity (1)                  9.05%       9.18%      6.83%

    Noninterest expenses to average assets (1)    3.62%       4.26%      4.18%

    Nonperforming loans and foreclosed real estate
      as a percentage of total assets
      at end of period                             .17%       0.31%       .32%
----------------------------------------------------
(1) Annualized for the six months ended June 30, 1998 and 1997.


                                                                     (continued)
                                       12

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; (v) net interest margin.

                                                                    THREE MONTHS ENDED JUNE 30,
                                                 ----------------------------------------------------------------
                                                              1998                              1997
                                                 ------------------------------    ------------------------------
                                                             INTEREST   AVERAGE             INTEREST      AVERAGE
                                                   AVERAGE      AND      YIELD/    AVERAGE    AND          YIELD/
                                                   BALANCE   DIVIDENDS    RATE     BALANCE  DIVIDENDS      RATE
                                                   -------   ---------  -------    -------  ---------     -------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans (1)                                      $ 166,027       3,767    9.08%  $ 112,622      2,602      9.24%
  Securities                                        77,602       1,199    6.18      47,790        780      6.53
  Other interest-earning assets (2)                 17,745         242    5.46       6,430         87      5.41
                                                  --------    --------    ----    --------   --------      ----

     Total interest-earning assets                 261,374       5,208    7.97     166,842      3,469      8.32
                                                                                             --------

Noninterest-earning assets                          22,990                          16,199
                                                  --------                        --------

     Total assets                                $ 284,364                       $ 183,041
                                                  ========                        ========

Interest-bearing liabilities:
  Savings and NOW accounts                          72,677         522    2.88      41,757        333      3.19
  Money-market deposits                             17,866         127    2.84      11,946         80      2.68
  Time deposits                                    108,145       1,469    5.43      73,497        994      5.41
  Borrowings                                        11,476         155    5.40       9,356        127      5.43
                                                              --------    ----    --------   --------      ----

     Total interest-bearing liabilities            210,164       2,273    4.33     136,556      1,534      4.49
                                                              --------                       --------

Noninterest-bearing liabilities                     47,240                          33,153
Stockholders' equity                                26,960                          13,332
                                                  --------                        --------

     Total liabilities and stockholders' equity  $ 284,364                       $ 183,041
                                                  ========                        ========
Net interest income                                          $   2,935                      $   1,935
                                                              ========                       ========

Interest-rate spread (3)                                                  3.64%                            3.83%
                                                                          ====                             ====

Net interest margin (4)                                                   4.49%                            4.64%
                                                                          ====                             ====

Ratio of average interest-earning assets to
  average interest-bearing liabilities                1.24                            1.22
                                                      ====                            ====

-------------------------------------------
(1)   Includes loans on nonaccrual status.
(2) Includes federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; (v) net interest margin.

                                                                    SIX MONTHS ENDED JUNE 30,
                                                -----------------------------------------------------------------
                                                             1998                               1997
                                                -------------------------------     -----------------------------
                                                           INTEREST     AVERAGE               INTEREST    AVERAGE
                                                AVERAGE      AND         YIELD/     AVERAGE     AND        YIELD/
                                                BALANCE    DIVIDENDS      RATE      BALANCE   DIVIDENDS     RATE
                                              ----------   ---------    --------    -------   ---------   -------
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans (1)                                   $ 163,537       7,498       9.17%   $ 112,019      5,220      9.32%
  Securities                                     79,492       2,495       6.28       44,241      1,430      6.46
  Other interest-earning assets (2)              15,149         410       5.41        7,498        199      5.31
                                               --------      ------                --------      -----

     Total interest-earning assets              258,178      10,403       8.06      163,758      6,849      8.36
                                                             ------                              -----

Noninterest-earning assets                       22,736                              16,878
                                                -------                            --------

     Total assets                             $ 280,914                           $ 180,636
                                               ========                            ========

Interest-bearing liabilities:
  Savings and NOW accounts                       72,000       1,037       2.88       38,968        595      3.05
  Money-market deposits                          16,114         225       2.79       13,015        174      2.67
  Time deposits                                 106,613       2,874       5.39       72,923      1,966      5.39
  Borrowings                                     14,954         411       5.50       10,680        286      5.35
                                               --------       -----                 -------      -----

     Total interest-bearing liabilities         209,681       4,547       4.34      135,586      3,021      4.46
                                                             ------                              -----

Noninterest-bearing liabilities                  44,696                              31,689
Stockholders' equity                             26,537                              13,361
                                               --------                             -------

  Total liabilities and stockholders' equity  $ 280,914                           $ 180,636
                                               ========                            ========

Net interest income                                         $ 5,856                            $ 3,828
                                                             ======                             ======

Interest-rate spread (3)                                                  3.72%                             3.90%
                                                                          ====                              ====

Net interest margin (4)                                                   4.54%                             4.68%
                                                                          ====                              ====

Ratio of average interest-earning assets to
  average interest-bearing liabilities             1.23                                1.21
                                               ========                            =========

------------------------
(1)   Includes loans on nonaccrual status.
(2) Includes federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                                       14

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

         COMPARISON OF THREE-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

GENERAL. Net earnings for the three-months ended June 30, 1998 were $586,000 or $.10 per basic and $.09 per diluted share compared to $221,000 or $.06 per basic and diluted share for 1997. The increase in earnings was primarily due to increases in net interest income and noninterest income partially offset by an increase in noninterest expenses.

INTEREST INCOME AND EXPENSE. Interest income increased by $1.7 million to $5.2 million for the three-month period ended June 30, 1998 from $3.5 million for the three months ended June 30, 1997. Interest on loans increased $1.2 million to $3.8 million due to an increase in the average loan portfolio balance in 1998 partially offset by a decrease in the weighted-average yield earned in 1998. Interest on securities increased $419,000 to $1.2 million for the three months ended June 30, 1998 due to an increase in the average securities portfolio in 1998 partially offset by a decrease in the average yield earned in 1998. Interest on other interest-earning assets increased from $87,000 for the three months ended June 30, 1997 to $242,000 for the three months ended June 30, 1998 due to an increase in the average balance of other interest-earning assets in 1998 and an increase in the weighted-average yield earned in 1998.

  Interest expense on deposits increased $711,000 to $2.1 million for the three months ended June 30, 1998 from $1.4 million in 1997. The increase is due to an increase in the average deposits in 1998 partially offset by a decrease in the weighted-average rate paid on deposits.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to income to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $110,000 for the three-month period ended June 30, 1998 compared to $135,000 for the same period in 1997. The allowance for loan losses is $2.3 million at June 30, 1998. While management believes that its allowance for loan losses is adequate as of June 30, 1998, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

NONINTEREST INCOME. Noninterest income increased to $638,000 in 1998 from $461,000 for the three months ended June 30, 1997. Service charges on deposits increased in 1998 due to the growth in deposit accounts. Income from officers' life insurance policies increased in 1998 primarily because of a reinstatement of accrued income which was not previously accrued. Income from fiduciary activities was new for 1998 and resulted from the trust operations acquired as a part of Citizens.

NONINTEREST EXPENSE. Total noninterest expense increased to $2.6 million for the three months ended June 30, 1998 from $1.9 million for the comparable period ended June 30, 1997. Increases resulted primarily from increases in employee compensation, occupancy expense and data processing expense due to the acquisition of Citizens.

INCOME TAXES. The income tax provision for the three months ended June 30, 1998 was $311,000 or 34.7% of income before income taxes compared to $92,000 or 29.4% for the three months ended June 30, 1997.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

          COMPARISON OF SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

GENERAL. Net earnings for the six-months ended June 30, 1998 were $1.2 million or $.20 per basic and diluted share compared to $456,000 or $.12 per basic and diluted share for 1997. The increase in earnings was primarily due to an increase in net interest income and noninterest income partially offset by an increase in noninterest expenses.

INTEREST INCOME AND EXPENSE. Interest income increased by $3.6 million to $10.4 million for the six-month period ended June 30, 1998 from $6.8 million for the six months ended June 30, 1997. Interest on loans increased $2.3 million to $7.5 million due to an increase in the average loan portfolio balance in 1998 partly offset by a decrease in the weighted-average yield earned in 1998. Interest on securities increased $1.1 million to $2.5 million for the six months ended June 30, 1998 due to an increase in the average securities portfolio in 1998 only partially offset by a decrease in the average yield earned in 1998. Interest on other interest-earning assets increased from $199,000 for the six months ended June 30, 1997 to $410,000 for the six months ended June 30, 1998 due to an increase in the average balance of other interest-earning assets in 1998 and an increase in the weighted-average yield earned in 1998.

  Interest expense on deposits increased $1.4 million to $4.1 million for the six months ended June 30, 1998 from $2.7 million in 1997. The increase is due to an increase in the average deposits in 1998 partially offset by a decrease in the weighted-average rate paid on deposits.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to income to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $260,000 for the six-month period ended June 30, 1998 compared to $240,000 for the same period in 1997. The allowance for loan losses is $2.3 million at June 30, 1998. While management believes that its allowance for loan losses is adequate as of June 30, 1998, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

NONINTEREST INCOME. Noninterest income increased to $1.4 million in 1998 from $878,000 for the six months ended June 30, 1997. Service charges on deposits increased in 1998 due to the growth in deposit accounts. Income from officers' life insurance policies increased in 1998 primarily because of a reinstatement of accrued income which was not previously accrued. Income from fiduciary activities was new for 1998 and resulted from the trust operations acquired as a part of Citizens.

NONINTEREST EXPENSE. Total noninterest expense increased to $5.1 million for the six months ended June 30, 1998 from $3.8 million for the comparable period ended June 30, 1997. Increases resulted primarily from increases in employee compensation, occupancy expense and data processing expense due to the acquisition of Citizens.

INCOME TAXES. The income tax provision for the six months ended June 30, 1998 was $655,000 or 35.3% of income before income taxes compared to $234,000 or 33.9% for the period ended June 30, 1997.

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

  On May 11, 1998, Graham R. Cook, a Vice President of Mercantile Bank, pursuant to the exercise of options, purchased an aggregate of 2,888 shares of Gulf West Common Stock. These shares were purchased at a per share exercise price of $3.89. This transaction was made in reliance on the exemption set forth in
  Section 4(2) of the Securities Act.

  On May 15, 1998, John Wm. Galbraith, a Director Emeritus of Gulf West, pursuant to the exercise of options, purchased an aggregate of 8,250 shares of Gulf West Common Stock. 5,550 of such shares were purchased at a per share exercise price of $5.45, and another 2,750 shares were purchased at a per share exercise price of $5.00 per share. This transaction was made in reliance on the exemption set forth in Section 4(2) of the Securities Act.

  Proceeds from the sales of the above securities were used for general corporate purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Shareholders (the "Annual Meeting") of Gulf West Banks, Inc., was held on April 16, 1998, to consider the election of four directors with various terms. No other matters were voted upon at the Annual Meeting.

  At the Annual Meeting, 3,674,072 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting with a summary of the votes cast for each nominee:

                                       FOR       AGAINST   ABSTAIN    TERM
                                    ---------    -------   -------  -------
     Henry W. Hanff, M.D.           3,655,310      -       18,762   3 years
     Thomas M. Harris               3,655,327      -       18,745   3 years
     Ross E. Roeder                 3,655,310      -       18,762   3 years
     Pandurang V. Kamat, M.D.       3,655,012      -       19,060   2 years

  In addition to the foregoing, the following individuals are directors of Gulf West whose terms continued after the Annual Meeting:

     Gordon W. Campbell                                 Louis P. Ortiz, CPA
     John Wm. Galbraith (Director Emeritus)             John Cooper Petagna
     Algis Koncius                                      P.N. Risser, III

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NUMBER             DESCRIPTION OF DOCUMENT
--------------             -----------------------

       2*                  Amended and Restated Agreement and Plan of Merger by
                           and among Citizens National Bank and Trust Company,
                           Inc., Gulf West Banks, Inc. and Mercantile Bank
       3.1*                Articles of Incorporation of Gulf West Banks, Inc.
       3.2*                Bylaws of Gulf West Banks, Inc.
       10.1*               Form of Registration Rights Agreement with Gordon W.
                           Campbell and John Wm. Galbraith
       10.2*               Salary Continuation Agreements with Gordon W.
                           Campbell, Barry K. Miller, and Robert A. Blakley
       10.3*               Employment Contract with Gordon W. Campbell
       10.4*               Stock Option Plan
       10.5***             Agreement to transfer fiduciary accounts to SunTrust
                           Bank, Nature Coast
       11**                Statement regarding computation of per share earnings
       27                  Financial Data Schedule (for SEC use only)

* incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-373307).

** contained in Note 4 to the condensed consolidated financial statements set forth in this Form 10-Q.

*** incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 8, 1998.

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES


                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GULF WEST BANKS, INC.
                                   (Registrant)


Date:  JULY 29, 1998              By:  /s/GORDON W. CAMPBELL
      --------------                   -----------------------------------------
                                       Gordon W. Campbell, Chairman of the Board
                                       and President (Chief Executive Officer)


Date:  JULY 29, 1998
      --------------              By:  /s/BARRY K. MILLER
                                       ------------------------------------
                                       Barry K. Miller, Secretary/Treasurer
                                       (Chief Financial Officer)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX



       EXHIBIT NUMBER      DESCRIPTION OF DOCUMENT
       --------------      -----------------------

       2*                  Amended and Restated Agreement and Plan of Merger by
                           and among Citizens National Bank and Trust Company,
                           Inc., Gulf West Banks, Inc. and Mercantile Bank
       3.1*                Articles of Incorporation of Gulf West Banks, Inc.
       3.2*                Bylaws of Gulf West Banks, Inc.
       10.1*               Form of Registration Rights Agreement with Gordon W.
                           Campbell and John Wm. Galbraith
       10.2*               Salary Continuation Agreements with Gordon W.
                           Campbell, Barry K. Miller, and Robert A. Blakley
       10.3*               Employment Contract with Gordon W. Campbell
       10.4*               Stock Option Plan
       10.5***             Agreement to transfer fiduciary accounts to SunTrust
                           Bank, Nature Coast
       11**                Statement regarding computation of per share earnings
       27                  Financial Data Schedule (for SEC use only)

* incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-373307).

** contained in Note 4 to the condensed consolidated financial statements set forth in this Form 10-Q.

*** incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 8, 1998.

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.