Form 10-Q
period 1998-09-30
GULF WEST BANKS INC
filed 1998-11-02
CIK 932773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934.


For the quarterly period ended September 30, 1998

                                       or

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from_________ to _________

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

                             425 22ND AVENUE, NORTH
                          ST. PETERSBURG, FLORIDA 33704
                     ---------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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


                                YES [X]  NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


COMMON STOCK, PAR VALUE $1 PER SHARE                  6,024,476 SHARES
------------------------------------          ---------------------------------
              (CLASS)                         OUTSTANDING AT SEPTEMBER 30, 1998


                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                      INDEX



ITEM 1. FINANCIAL STATEMENTS                                                  PAGE
                                                                              ----
   Condensed Consolidated Balance Sheets -
     September 30, 1998 (unaudited) and December 31, 1997.......................2

   Condensed Consolidated Statements of Earnings -
     Three and Nine months ended September 30, 1998 and 1997 (unaudited)........3

   Condensed Consolidated Statement of Stockholders' Equity -
     Nine Months Ended September 30, 1998 (unaudited)...........................4

   Condensed Consolidated Statements of Cash Flows -
     Nine Months ended September 30, 1998 and 1997 (unaudited)..................5

   Notes to Condensed Consolidated Financial Statements (unaudited)...........6-8

   Review By Independent Certified Public Accountants...........................9

   Report on Review by Independent Certified Public Accountants................10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS................................................11-16

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS......................................................17

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..............................17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................18

SIGNATURES.....................................................................19

EXHIBIT INDEX..................................................................20


                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  AT
                                                                      ----------------------------
                                                                      SEPTEMBER 30,    DECEMBER 31,
            ASSETS                                                        1998            1997
                                                                      ------------     -----------
                                                                       (UNAUDITED)

Cash and due from banks                                                  $ 15,404          9,046
Federal funds sold and securities purchased under
    agreements to resell                                                    7,429          8,903
                                                                         --------       --------

            Cash and cash equivalents                                      22,833         17,949

Securities available for sale                                              78,186         53,183
Loans receivable, net of allowance for loan losses of
    $2,325 in 1998 and $1,564 in 1997                                     192,740        122,555
Loans held for sale, at cost which approximates market                        369            715
Premises and equipment, net                                                 7,594          7,043
Accrued interest receivable                                                 1,634          1,119
Deferred tax asset                                                            494            328
Goodwill                                                                    1,714            148
Cash surrender value of bank owned life insurance                          11,874          1,450
Other assets                                                                1,206            358
                                                                         --------       --------

            Total                                                        $318,644        204,848
                                                                         ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Demand deposits                                                        42,266         36,992
    Savings, NOW and money-market deposits                                102,528         62,212
    Time deposits                                                         131,077         69,897
                                                                         --------       --------

            Total deposits                                                275,871        169,101

    Other borrowings                                                       12,752         20,237
    Other liabilities                                                       1,849            969
                                                                         --------       --------

            Total liabilities                                             290,472        190,307
                                                                         --------       --------
Stockholders' equity:
    Common stock, $1 par value; 10,000,000 shares
        authorized, 6,024,476 and 3,342,676 issued and outstanding
        in 1998 and 1997                                                    6,025          3,343
    Additional paid-in capital                                             20,198          9,308
    Retained earnings                                                       1,511          1,705
    Accumulated other comprehensive income                                    438            185
                                                                         --------       --------

            Total stockholders' equity                                     28,172         14,541
                                                                         --------       --------

            Total                                                        $318,644        204,848
                                                                         ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements.


                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                 -----------------------        ----------------------
                                                    1998        1997              1998        1997
                                                 ----------   ----------       ----------   ----------
                                                        (UNAUDITED)                   (UNAUDITED)
Interest income:
    Loans receivable                             $    3,603        2,805           11,101        8,025
    Interest on securities                            1,238          671            3,733        2,101
    Other interest-earning assets                       280           82              690          281
                                                 ----------   ----------       ----------   ----------

        Total interest income                         5,121        3,558           15,524       10,407
                                                 ----------   ----------       ----------   ----------
Interest expense:
    Deposits                                          2,318        1,413            6,454        4,148
    Other borrowings                                    171          100              582          386
                                                 ----------   ----------       ----------   ----------

        Total interest expense                        2,489        1,513            7,036        4,534
                                                 ----------   ----------       ----------   ----------

        Net interest income                           2,632        2,045            8,488        5,873

Provision for loan losses                                90          165              350          405
                                                 ----------   ----------       ----------   ----------
        Net interest income after
            provision for loan losses                 2,542        1,880            8,138        5,468
                                                 ----------   ----------       ----------   ----------
Noninterest income:
    Service charges on deposit accounts                 311          208              844          581
    Leasing fees and commissions                        181           73              477          327
    Income earned on bank owned life insurance           93           18              193           53
    Other                                               149          166              571          382
                                                 ----------   ----------       ----------   ----------

        Total noninterest income                        734          465            2,085        1,343
                                                 ----------   ----------       ----------   ----------
Noninterest expense:
    Salaries and employee benefits                    1,210        1,023            3,952        3,086
    Occupancy expense                                   533          420            1,536        1,219
    Data processing                                     143          118              429          294
    Advertising                                          49           42              192          148
    Stationery and supplies                              50           51              212          161
    Other                                               494          280            1,249          802
                                                 ----------   ----------       ----------   ----------

        Total noninterest expense                     2,479        1,934            7,570        5,710
                                                 ----------   ----------       ----------   ----------

Earnings before income taxes                            797          411            2,653        1,101

        Income taxes                                    243          155              898          389
                                                 ----------   ----------       ----------   ----------

Net earnings                                     $      554          256            1,755          712
                                                 ==========   ==========       ==========   ==========

Basic earnings per share                         $      .09          .07              .29          .19
                                                 ==========   ==========       ==========   ==========
Basic weighted-average number of
    shares outstanding                            6,022,155    3,672,328        5,993,039    3,668,341
                                                 ==========   ==========       ==========   ==========

Diluted earnings per share                       $      .09          .07              .28          .19
                                                 ==========   ==========       ==========   ==========

Diluted weighted-average number of
    shares outstanding                            6,202,764    3,758,394        6,160,318    3,747,530
                                                 ==========   ==========       ==========   ==========

Dividends per share                              $     --           --               --           --
                                                 ==========   ==========       ==========   ==========


See accompanying Notes to Condensed Consolidated Financial Statements.


                     GULF WEST BANKS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)


                                                                                            ACCUMULATED
                                           COMMON STOCK                                        OTHER
                                     ----------------------      ADDITIONAL                    COMPRE-        TOTAL
                                     NUMBER OF                    PAID-IN       RETAINED       HENSIVE     STOCKHOLDERS'
                                      SHARES        AMOUNT        CAPITAL       EARNINGS       INCOME         EQUITY
                                     ---------     ---------     ----------    ---------    -----------    ------------
Balance at December 31, 1997         3,342,676     $   3,343         9,308         1,705            185        14,541
                                     ---------     ---------     ---------     ---------      ---------     ---------
Comprehensive income:
     Net earnings (unaudited)             --            --            --           1,755           --           1,755

     Net change in unrealized
          gain on securities
          available for sale,
          net of tax of $151
          (unaudited)                     --            --            --            --              253           253
                                     ---------     ---------     ---------     ---------      ---------     ---------

Comprehensive income (unaudited)          --            --            --           1,755            253         2,008

Shares issued in exchange for
     Citizens National Bank &
     Trust shares (unaudited)        1,949,919         1,950         8,774          --             --          10,724

Stock dividend (unaudited)             545,713           546         1,402        (1,948)          --            --

Cash dividend (unaudited)                 --            --            --              (1)          --              (1)

Shares issued under stock
     option plan (unaudited)           162,125           162           604          --             --             766

Shares issued to directors
     as compensation (unaudited)         8,330             8            42          --             --              50

Shares sold to employees
     (unaudited)                        15,713            16            68          --             --              84
                                     ---------     ---------     ---------     ---------      ---------     ---------

Balance at September 30, 1998
     (unaudited)                     6,024,476     $   6,025        20,198         1,511            438        28,172
                                     =========     =========     =========     =========      =========     =========


See accompanying Notes to Condensed Consolidated Financial Statements.


                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                  1998        1997
                                                                                --------    --------
                                                                                     (UNAUDITED)
Cash flows from operating activities:
     Net earnings                                                               $  1,755         712
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation                                                                673         551
         Provision for loan losses                                                   350         405
         Net amortization of fees, premiums and discounts                             88          34
         Deferred income tax credit                                                 (659)       --
         Income from mortgage banking activity                                       (49)        (40)
         Proceeds from sales of loans held for sale                                3,941       4,584
         Originations of loans held for sale                                      (3,546)     (5,091)
         Stock issued for compensation                                                50        --
         Gain on sale of foreclosed real estate                                     --           (23)
         Gain on securities available for sale                                      --           (21)
         Decrease (increase) in accrued interest receivable                          185         (48)
         Increase in other assets                                                   (449)       (211)
         Increase in other liabilities                                               438         605
                                                                                --------    --------

              Net cash flow provided by operating activities                       2,777       1,457
                                                                                --------    --------
Cash flows from investing activities:
     Purchase of securities available for sale                                   (23,133)     (9,970)
     Proceeds from maturity of securities available for sale                      19,971      12,881
     Principal repayments on securities available for sale                        12,363       2,088
     Proceeds from sale of FRB stock                                                 180        --
     Proceeds from sale of FHLB stock                                                228        --
     Purchase of premises and equipment                                             (851)       (793)
     Proceeds from sales of foreclosed real estate                                  --            74
     Net increase in loans                                                       (39,106)     (8,185)
     Purchase of officers life insurance policies                                (10,424)       --
     Purchase of Citizens National Bank and Trust, net cash acquired               9,323        --
                                                                                --------    --------

              Net cash used in investing activities                              (31,449)     (3,905)
                                                                                --------    --------
Cash flows from financing activities:
     Net increase in time deposits                                                20,696       2,027
     Net increase in demand, savings, NOW and money-market deposit accounts       19,496      15,032
     Net decrease of other borrowings                                             (7,485)     (8,892)
     Issuance of common stock                                                        850          71
     Dividends paid                                                                   (1)       --
                                                                                --------    --------

              Net cash provided by financing activities                           33,556       8,238
                                                                                --------    --------

              Net increase in cash and cash equivalents                            4,884       5,790

Cash and cash equivalents at beginning of period                                  17,949      11,987
                                                                                --------    --------

Cash and cash equivalents at end of period                                      $ 22,833      17,777
                                                                                ========    ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                               $  6,915       4,466
                                                                                ========    ========

         Income taxes                                                           $  1,165         423
                                                                                ========    ========
     Noncash transactions:
         Reclassification of loans to foreclosed real estate                    $   --           179
                                                                                ========    ========

         Acquisition of Citizens National Bank and Trust:
              Fair value of assets acquired                                     $ 77,744        --
                                                                                ========    ========

              Liabilities assumed                                               $ 67,020        --
                                                                                ========    ========

              Common stock issued                                               $ 10,724        --
                                                                                ========    ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1. GENERAL. In the opinion of the management of Gulf West Banks, Inc. (the "Company" or "Gulf West"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 1998, and the results of operations for the three-month and nine- month periods ended September 30, 1998 and 1997 and the cash flows for the nine-month periods ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITION. On January 16, 1998, the Company acquired Citizens National Bank and Trust Company, Port Richey, Florida ("Citizens"). The Company exchanged 1.95 million shares of its common stock for all the outstanding shares of Citizens. Citizens operated one banking office in Pasco County, Florida. The Company accounted for this transaction using the purchase method of accounting. The results for the three months and nine months ended September 30, 1998 include the results of Citizens for that period. The excess purchase price over fair market value of the underlying net assets of $1.9 million was allocated to goodwill which is being amortized over 20 years. The unaudited pro forma results below assume the acquisition occurred at the beginning of the year ended December 31, 1997 (dollars in thousands, except per share amounts):

                                      THREE MONTHS ENDED  NINE MONTHS ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                             1997                1997
                                      ------------------  -----------------


         Interest income                $      4,796             14,271
                                        ============            =======
         Net interest income            $      2,562              7,537
                                        ============            =======
         Net income                     $        230                805
                                        ============            =======

         Earnings per share:

             Basic                      $        .04                .15
                                        ============            =======
             Diluted                    $        .04                .15
                                        ============            =======


      In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1997 or of future operations of the combined entities under the ownership and management of the Company.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

3. LOAN IMPAIRMENT AND LOSSES. The Company had no impaired loans at September 30, 1998. The Company had identified loans totaling $481,000 as impaired at September 30, 1997.

      The activity in the allowance for loan losses is as follows:

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        ------------------    ------------------
                                          1998      1997        1998      1997
                                        -------    -------    -------    -------
                                                     (IN THOUSANDS)
Balance at beginning of period          $ 2,261      1,415      1,564      1,184
Provision for loan losses                    90        165        350        405
Charge-offs, net of recoveries              (26)       (40)      (117)       (49)
Purchased via acquisition of Citizens      --         --          528       --
                                        -------    -------    -------    -------

Balance at end of period                $ 2,325      1,540      2,325      1,540
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

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------------------------------------------------------
                                                         1998                                     1997
                                        --------------------------------------      -------------------------------------
                                                        WEIGHTED-        PER                       WEIGHTED-        PER
                                                        AVERAGE         SHARE                      AVERAGE        SHARE
                                         EARNINGS        SHARES        AMOUNT       EARNINGS        SHARES        AMOUNT
                                         ---------      ---------      -------      ---------      ---------      -------
Basic EPS:
    Net earnings available to
     common stockholders                 $     554      6,022,155      $   .09      $     256      3,672,328      $   .07
                                                                       =======                                    =======

     Effect of dilutive securities-
    Incremental shares from assumed
     exercise of options                      --          180,609                        --           86,066
                                         ---------      ---------                   ---------      ---------

Diluted EPS:
    Net earnings available to
     common stockholders
     and assumed conversions             $     554      6,202,764      $   .09      $     256      3,758,394      $   .07
                                         =========      =========      =======      =========      =========      =======

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

4.   EARNINGS PER COMMON SHARE, CONTINUED.

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------------------------
                                                        1998                                       1997
                                        -----------------------------------        -------------------------------------
                                                     WEIGHTED-       PER                         WEIGHTED-        PER
                                                      AVERAGE       SHARE                        AVERAGE         SHARE
                                        EARNINGS      SHARES        AMOUNT         EARNINGS       SHARES         AMOUNT
                                        --------    ----------     --------        --------      ---------      --------
Basic EPS:
    Net earnings available to
          common stockholders            $1,755      5,993,039      $   .29          $712         3,668,341      $   .19
                                                                    =======                                      =======

     Effect of dilutive securities-
    Incremental shares from assumed
     exercise of options                   --          167,279                        --             79,189
                                         ------      ---------                       ----         ---------
Diluted EPS:
    Net earnings available to
     common stockholders
          and assumed conversions        $1,755      6,160,318      $   .28           712         3,747,530      $   .19
                                         ======      =========      =======          ====         =========      =======

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 1998, and for the three-month and nine-month periods ended September 30, 1998 and 1997 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors of Gulf West Banks, Inc.
St. Petersburg, Florida:

     We have reviewed the condensed consolidated balance sheet of Gulf West Banks, Inc. and Subsidiaries (the "Company") as of September 30, 1998, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1998 and 1997, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997 and the condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 1998. These financial statements are the responsibility of the Company's management.

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



HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
October 9, 1998

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             COMPARISON OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

ACQUISITION
On January 16, 1998, Gulf West Banks, Inc. (the "Company" or "Gulf West") acquired Citizens National Bank and Trust Company, Port Richey, Florida ("Citizens"). The Company exchanged 1.95 million shares of its common stock for all the outstanding shares of Citizens. Citizens operated one banking office in Pasco County, Florida. The Company accounted for this transaction using the purchase method of accounting. The results for the first quarter of 1998 include the results of Citizens for that period. The excess purchase price over fair market value of the underlying net assets of $1.9 million was allocated to goodwill.

LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended September 30, 1998, the Company's primary sources of funds consisted of proceeds from the maturity and principal repayment of securities available for sale, deposit inflows, and cash flows from operating activities. The Company used its capital resources principally to fund existing and continuing loan commitments, purchase securities and pay off other borrowings. At September 30, 1998, the Company had commitments to originate loans totaling $12.5 million. Management believes the Company has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded in 1998 and, if so desired, that it can adjust the rates on time deposits to retain deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, Mercantile Bank, the Company's primary subsidiary (the "Bank" or "Mercantile") is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of September 30, 1998, the Bank had liquidity of approximately $101.0 million, or approximately 36.6% of total deposits.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at September 30, 1998.

The following ratios and rates are presented for the dates and periods indicated:

                                                           NINE MONTHS                  NINE MONTHS
                                                              ENDED       YEAR ENDED        ENDED
                                                           SEPTEMBER 30,  DECEMBER 31,   SEPTEMBER 30,
                                                              1998           1997            1997
                                                           -------------  -----------    ------------
Average equity as a percentage
   of average assets                                          9.29%          7.50%          7.45%

Equity to total assets at end of period                       8.84%          7.10%          7.62%

Return on average assets (1)                                  0.81%          0.69%          0.52%

Return on average equity (1)                                  8.69%          9.18%          7.02%

Noninterest expenses to average assets (1)                    3.48%          4.26%          4.20%

Nonperforming loans and foreclosed real estate as
   a percentage of total assets at end of period              0.25%          0.31%          0.26%

----------

(1)     Annualized for the nine months ended September 30, 1998 and 1997.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin.

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------------------------------------------------
                                                                   1998                              1997
                                                   -----------------------------------  ------------------------------------
                                                                INTEREST       AVERAGE                 INTEREST     AVERAGE
                                                    AVERAGE       AND           YIELD/      AVERAGE      AND         YIELD/
                                                    BALANCE     DIVIDENDS       RATE        BALANCE    DIVIDENDS     RATE
                                                  ---------     ---------      -------      -------    ---------    -------
                                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans (1)                                      $ 170,204       3,603        8.47%       $ 118,479     2,805       9.47%
   Securities                                        85,465       1,238        5.78           41,486       671       6.47
   Other interest-earning assets (2)                 20,116         280        5.57            5,907        82       5.55
                                                    -------       -----                      -------     -----

       Total interest-earning assets                275,785       5,121        7.43           165,872    3,558       8.58
                                                                  -----                                  -----

Noninterest-earning assets                           32,362                                   17,313
                                                    -------                                  -------

       Total assets                               $ 308,147                                $ 183,185
                                                    =======                                  =======

Interest-bearing liabilities:
   Savings and NOW accounts                          75,436         530        2.81           40,735        321       3.15
   Money-market deposits                             22,319         181        3.24           13,843         93       2.69
   Time deposits                                    122,809       1,607        5.23           72,860        999       5.48
   Borrowings                                        12,802         171        5.34            7,661        100       5.22
                                                    -------       -----                      -------      -----

       Total interest-bearing liabilities           233,366       2,489        4.27          135,099      1,513       4.48
                                                                  -----                                   -----

Noninterest-bearing liabilities                      47,057                                  34,153
Stockholders' equity                                 27,724                                  13,933
                                                    -------                                 -------

       Total liabilities and stockholders'
          equity                                  $ 308,147                                $ 183,185
                                                    =======                                  =======

Net interest income                                             $ 2,632                                $ 2,045
                                                                  =====                                  =====

Interest-rate spread (3)                                                      3.16%                                  4.10%
                                                                              ====                                   ====

Net interest margin (4)                                                       3.82%                                  4.93%
                                                                              ====                                   ====
 Ratio of average interest-earning assets to
        average interest-bearing liabilities          1.18                                    1.23
                                                      ====                                    ====

----------

(1)  Includes loans on nonaccrual status.
(2) Includes federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin.

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------------------------------------------
                                                                    1998                              1997
                                                    -----------------------------------  ------------------------------
                                                              INTEREST      AVERAGE               INTEREST      AVERAGE
                                                    AVERAGE     AND          YIELD/      AVERAGE    AND          YIELD/
                                                    BALANCE   DIVIDENDS      RATE        BALANCE  DIVIDENDS      RATE
                                                  ---------   ---------     -------    ---------  ---------     -------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans (1)                                      $ 165,248      11,101       8.96%    $ 114,183     8,025       9.37%
   Securities                                        81,482       3,733       6.11        43,319     2,101       6.47
   Other interest-earning assets (2)                 16,823         690       5.47         6,956       281       5.39
                                                    -------      ------                  -------    ------

       Total interest-earning assets                263,553      15,524       7.85       164,458    10,407       8.44
                                                                 ------                             ------

Noninterest-earning assets                           26,538                               16,989
                                                    -------                              -------

       Total assets                               $ 290,091                            $ 181,447
                                                    =======                              =======

Interest-bearing liabilities:
   Savings and NOW accounts                          73,159       1,567       2.86        39,561       916       3.09
   Money-market deposits                             18,205         406       2.97        13,292       267       2.68
   Time deposits                                    112,071       4,481       5.33        73,089     2,965       5.41
   Borrowings                                        14,228         582       5.45         9,664       386       5.33
                                                    -------      ------                  -------    ------

       Total interest-bearing liabilities           217,663       7,036       4.31       135,606     4,534       4.46
                                                                                                    ------

Noninterest-bearing liabilities                      45,491                               32,325
Stockholders' equity                                 26,937                               13,516
                                                    -------                              -------

       Total liabilities and stockholders'
         equity                                   $ 290,091                            $ 181,447
                                                    =======                              =======

Net interest income                                             $ 8,488                           $  5,873
                                                                 ======                             ======

Interest-rate spread (3)                                                     3.54%                               3.98%
                                                                             ====                                ====

Net interest margin (4)                                                      4.29%                               4.76%
                                                                             ====                                ====
Ratio of average interest-earning assets to
        average interest-bearing liabilities           1.21                                 1.21
                                                       ====                                 ====

----------

(1)  Includes loans on nonaccrual status.
(2) Includes federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

       COMPARISON OF THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL. Net earnings for the three months ended September 30, 1998 were $554,000 or $.09 per basic and diluted share compared to $256,000 or $.07 per basic and diluted share for the comparable 1997 period. The increase in earnings was primarily due to increased net interest income and noninterest income partially offset by increases in noninterest expenses. The acquisition of Citizens and continued growth of the Company both contributed significantly to these increases.

INTEREST INCOME AND EXPENSE. Interest income increased by $1.5 million to
   $5.1 million for the three-month period ended September 30, 1998 from $3.6 million for the three months ended September 30, 1997. Interest on loans increased $798,000 to $3.6 million due to an increase in the average loan portfolio balance in 1998 partly offset by a decrease in the weighted-average yield earned in 1998. Interest on securities increased $567,000 to $1.2 million for the three- months ended September 30, 1998 due to a increase in the average securities portfolio in 1998 partially offset by a decrease in the average yield earned in 1998. Interest on other interest-earning assets increased from $82,000 for the three months ended September 30, 1997 to $280,000 for the three months ended September 30, 1998 due to an increase in the average balance of other interest-earning assets in 1998 and an increase in the weighted-average yield earned in 1998.

   Interest expense on deposits increased $905,000 to $2.3 million for the three-months ended September 30, 1998 from $1.4 million in 1997. The increase is due to an increase in the average deposits in 1998 partially offset by a decrease in the weighted-average rate paid on deposits.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to income to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $90,000 for the three-month period ended September 30, 1998 compared to $165,000 for the same period in 1997. The allowance for loan losses is $2.3 million at September 30, 1998. While management believes that its allowance for loan losses is adequate as of September 30, 1998, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

NONINTEREST INCOME. Noninterest income increased to $734,000 in 1998 from $465,000 for the three months ended September 30, 1997. Service charges on deposits increased in 1998 due to the growth in deposit accounts. Income from bank owned life insurance policies increased in 1998 primarily because of a reinstatement of accrued income which was not previously accrued and purchases of additional life insurance policies.

NONINTEREST EXPENSE. Total noninterest expense increased to $2.5 million for the three months ended September 30, 1998 from $1.9 million for the comparable period ended September 30, 1997. Increases resulted primarily from increases in employee compensation, occupancy expense, data processing expense and other noninterest expense due to the acquisition of Citizens and overall growth of the Company.

INCOME TAXES. The income tax provision for the three months ended September 30, 1998 was $243,000 or 30.5% of income before income taxes compared to $155,000 or 37.7% for the period ended September 30, 1997. The effective rate was lower during 1998 because of increases in tax exempt income from bank owned life insurance and municipal securities.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

       COMPARISON OF NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL. Net earnings for the nine months ended September 30, 1998 were $1.8 million or $.29 per basic or $.28 per diluted share compared to $712,000 or $.19 per basic and diluted share for 1997. The increase in earnings was primarily due to increased net interest income and noninterest income partially offset by increases in noninterest expenses. The acquisition of Citizens and continued growth of the Company both contributed significantly to these increases.

INTEREST INCOME AND EXPENSE. Interest income increased by $5.1 million to $15.5 million for the nine-month period ended September 30, 1998 from $10.4 million for the nine months ended September 30, 1997. Interest on loans increased $3.1 million to $11.1 million due to an increase in the average loan portfolio balance in 1998 partly offset by a decrease in the weighted-average yield earned in 1998. Interest on securities increased $1.6 million to $3.7 million for the nine-months ended September 30, 1998 due to a increase in the average securities portfolio in 1998 only partially offset by a decrease in the average yield earned in 1998. Interest on other interest-earning assets increased from $281,000 for the nine months ended September 30, 1997 to $690,000 for the nine months ended September 30, 1998 due to an increase in the average balance of other interest-earning assets in 1998 and an increase in the weighted-average yield earned in 1998.

   Interest expense on deposits increased $2.3 million to $6.5 million for the nine-months ended September 30, 1998 from $4.1 million in 1997. The increase is due to an increase in the average deposits in 1998 partially offset by a decrease in the weighted-average rate paid on deposits.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to income to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $350,000 for the nine-month period ended September 30, 1998 compared to $405,000 for the same period in 1997. The allowance for loan losses is $2.3 million at September 30, 1998. While management believes that its allowance for loan losses is adequate as of September 30, 1998, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

NONINTEREST INCOME. Noninterest income increased to $2.1 million in 1998 from $1.3 million for the nine months ended September 30, 1997. Service charges on deposits increased in 1998 due to the growth in deposit accounts. Income from officers' life insurance policies increased in 1998 primarily because of a reinstatement of accrued income which was not previously accrued and purchases of additional life insurance policies.

NONINTEREST EXPENSE. Total noninterest expense increased to $7.6 million for the nine-months ended September 30, 1998 from $5.7 million for the comparable period ended September 30, 1997. Increases resulted primarily from increases in employee compensation, occupancy expense, data processing expense and other noninterest expense due to the acquisition of Citizens and overall growth of the Company.

INCOME TAXES. The income tax provision for the nine months ended September 30, 1998 was $898,000 or 33.8% of income before income taxes compared to $389,000 or 35.3% for the period ended September 30, 1997. The effective rate was lower during 1998 because of increases in tax exempt income from bank owned life insurance and municipal securities.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                YEAR 2000 ISSUES


The Company is acutely aware of the many areas affected by the Year 2000 computer issue, as addressed by the Federal Financial Institutions Examination Council ("FFIEC") in its interagency statement which provided an outline for institutions to effectively manage the Year 2000 challenges. A Year 2000 plan has been approved by the Board of Directors which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing, and contingency planning.

The Company has formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. The Company has completed its awareness, assessment and renovation phases and is actively involved in validating and implementing its plan. At the present time, the Company is well into its testing phase and anticipates that this phase will be substantially completed by December 31, 1998. Since it routinely upgrades and purchases technologically advanced software and hardware on a continual basis, the Company has determined that the cost of making modifications to correct any Year 2000 issues will not materially affect reported operating results.

The Company's vendors and suppliers have been contacted for written confirmation of their product readiness for Year 2000 compliance. Negative or deficient responses are analyzed and periodically reviewed to prescribe timely actions within the Company's contingency planning. The Company's main service provider has completed testing of its mission critical application software and item processing software; the test results, which have been documented and validated, are deemed to be Year 2000 compliant. FFIEC guidance on testing Year 2000 compliance of service providers states that proxy tests are acceptable compliance tests. In proxy testing, the service provider tests with a representative sample of financial institutions that use a particular service, with the results of such testing shared with all similarly situated clients of the service provider. The Company has authorized the acceptance of proxy testing since the proxy tests have been conducted with financial institutions that are similar in type and complexity to its own, using the same version of the Year 2000 ready software and the same hardware and operating systems.

The Company also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified and questionnaires have been completed to assess the inherent risks. Deposit customers have received statement stuffers and informational material in this regard. The Company plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

Accordingly, management does not believe that the Company has incurred or will incur material costs associated with the Year 2000 issue. Yet, there can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to customers and vendors inability to perform according to their agreements with the Company or the effects that other third parties may cause as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the issue or that the costs involved in such process will not have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company's contingency plans relative to Year 2000 issues have not been finalized - these plans are evolving as the testing of systems proceeds. During the testing phase (scheduled for completion by December 31, 1998) management will determine if it is necessary to develop a "worst case scenario" contingency plan. Based on testing results to date (as noted above), the Company's mission critical systems have been deemed to be Year 2000 compliant and, therefore a contingency plan has not been developed with respect to those systems. With regards to non-mission critical internal systems, the Company's contingency plans are to replace those systems that test as being noncompliant. Alternatively, some systems could be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, the Company will terminate those relationships and transfer to other vendors. It is anticipated that the Company's deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly the Company will maintain higher liquidity levels.

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

   During the quarter ended September 30, 1998, 974 shares of Gulf West Common Stock were issued to officers and employees of Gulf West pursuant to Gulf West's employee stock purchase plan at an average per share purchase price of $5.00. Such shares were issued pursuant to the intrastate offering exemption contained in Section 3(11) of the Securities Act. Such exemption was available because all shares were offered and sold only to employees of Gulf West or its subsidiaries, all of whom are residents of Florida, and Gulf West is incorporated in the State of Florida.

   Proceeds from the sales of the above securities were used for general corporate purposes.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits

EXHIBIT NUMBER     DESCRIPTION OF DOCUMENT

     2*             Amended and Restated Agreement and Plan of Merger by and
                    among Citizens National Bank and Trust Company, Inc., Gulf
                    West Banks, Inc. and Mercantile Bank
     3.1*           Articles of Incorporation of Gulf West Banks, Inc.
     3.2*           Bylaws of Gulf West Banks, Inc.
     10.1*          Form of Registration Rights Agreement with Gordon W.
                    Campbelland John Wm. Galbraith
     10.2*          Salary Continuation Agreements with Gordon W. Campbell,
                    Barry K. Miller, and Robert A. Blakley
     10.3*          Employment Contract with Gordon W. Campbell
     10.4*          Stock Option Plan
     10.5***        Agreement to transfer fiduciary accounts to SunTrust Bank,
                    NatureCoast
     11**           Statement regarding computation of per share earnings
     27             Financial Data Schedule (for SEC use only)



 * incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's Form S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-373307).

** contained in Note 4 to the condensed consolidated financial statements set forth in this Form 10-Q.

***incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 8, 1998.

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES


                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GULF WEST BANKS, INC.
                                    (Registrant)



Date:          , 1998             By: /s /GORDON W. CAMPBELL
       ----------------               ----------------------

                                      Gordon W. Campbell, Chairman of the Board
                                       and President (Chief Executive Officer)



Date:          , 1998             By: /s/ BARRY K. MILLER
       ----------------               -------------------

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



 * incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's Form S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-37307).

** contained in Note 4 to the condensed consolidated financial statements set forth in this Form 10-Q.

***incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission in May 8, 1998.