Form 10-K
period 1998-12-31
GULF WEST BANKS INC
filed 1999-02-24
CIK 932773

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1998
                                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________.

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

Registrant's telephone number, including area code: (727) 894-5696

Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED

               NONE                                     NONE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1999, was $32,636,818. The number of shares of the registrant's common stock outstanding as of January 31, 1999, was 6,660,843.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive Proxy Statement relating to the registrant's 1999 annual meeting of shareholders, as filed with the Commission on March 16, 1999, is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

         The principal executive offices of Gulf West and Mercantile are located at 425 22nd Avenue North, St. Petersburg, Florida 33704, and their telephone number is (727) 894-5696. Liberty is located at 5440 Mariner Street, Suite 204, Tampa, Florida 33609 and its telephone number is (813) 287-2982.

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

ACQUISITION OF CITIZENS NATIONAL BANK AND TRUST COMPANY

         On January 16, 1998, the Company acquired Citizens National Bank and Trust Company of Port Richey, Florida ("Citizens National") in exchange for approximately 2,359,500 shares (adjusted to reflect subsequent stock dividends) of the common stock of the Company. The acquisition was effected through the merger of Citizens National with and into Mercantile pursuant to an Amended and Restated Agreement and Plan of Merger, dated October 16, 1997, by and among Gulf West, Mercantile, and Citizens National. Citizens National was a national banking association which was originally chartered by the Office of the Controller of the Currency on February 29, 1988. Prior to the acquisition, Citizens National engaged in general commercial banking and trust services from its one full service banking location in Port Richey, Florida. At the time of the acquisition, Mercantile amended its charter to include trust powers so that it could continue the trust business of Citizens National. Subsequent to the acquisition, Mercantile sold the trust accounts to SunTrust Bank, Nature Coast and the trust department is no longer active. As a result of the acquisition, Citizens National's single banking office is currently being operated as the Port Richey office of Mercantile.

ACTIVITIES OF MERCANTILE

         The principal services offered by Mercantile include commercial and individual checking and savings accounts, money market accounts, certificates of deposit, most types of loans, and letters of credit. Mercantile also provides credit card services through a national credit card issuer and acts as issuing agent for U.S. Savings Bonds. Mercantile offers collection teller services, wire transfer facilities, safe deposit facilities, and night depository facilities. Mercantile's transaction accounts and time certificates are tailored to Mercantile's principal market area at rates competitive with those offered in Mercantile's primary service area. In addition, Mercantile offers certain retirement account services, including individual retirement accounts. All of Mercantile's deposit accounts are insured by the FDIC up to the maximum amount allowed by law.

         Mercantile offers a wide range of short to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), purchase of equipment and machinery, and Small Business Administration ("SBA") loans. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, and personal investments. Mercantile also originates and holds construction and acquisition loans on residential real estate. At December 31, 1998, commercial and consumer loans accounted for approximately 73.6% and 5.8%, respectively, of Mercantile's loan portfolio. Loans on residential real estate accounted for the remaining 20.6% of the loan portfolio. All loans are made in compliance with applicable federal and state regulations.

         Mercantile's lobby business hours are generally from 9:00 a.m. to 4:00 p.m., Monday through Thursday, 9:00 a.m. to 6:00 p.m. on Fridays, and 9:00 a.m. to 12:00 p.m. on Saturdays. The drive-up teller hours are generally 8:00 a.m. to 5:00 p.m. on Monday through Thursday, 8:00 a.m. to 6:00 p.m. on Fridays, and 8:00 a.m. to 12:00 p.m. on Saturdays. However, drive-in hours do vary slightly from office to office depending on customer requirements. Mercantile also has 24-hour automatic teller machines (ATM's) at each of its offices. Mercantile issues cards to its customers that can be used in any bank ATM as well as any ATM's which are members of the HONOR and CIRRUS networks.

         Mercantile's data processing is handled by an outside service bureau -- FiServ, Inc. of Atlanta, Georgia. Item processing is currently handled by the FiServ, Inc. item processing center in Jacksonville, Florida however Mercantile will start performing this function internally in the second or third quarter of 1999. The amount paid for these services is dependent on the volume of transactions and the number of accounts being processed. In the year ended December 31, 1998, Mercantile paid $608,000 for data processing services. Mercantile makes extensive use of personal computers in all areas of its operations that permit efficient handling of deposit and loan accounts and other paper intensive applications such as word processing.

MARKET AREA

         Seven of Mercantile's banking offices are located in Pinellas County, Florida, four are located in Hillsborough County, Florida, and one is located in Pasco County, Florida. All three counties are in the west central Gulf Coast of Florida. The residential population of Pinellas County as of the 1990 census was 852,000 and the estimated population in 1998 was 894,000. Hillsborough County had a residential population of 834,000 as of the 1990 census and the estimated 1998 population was 945,000. Pasco County had a residential population of 281,000 as of the 1990 census and the estimated 1998 population was 321,000. The area has many more seasonal residents. The majority of Mercantile's business is generated from customers whose businesses or residences are located in an area within a radius of three miles of one of its banking offices. Four of the Pinellas County offices are located within the city limits of St. Petersburg, one is located in the unincorporated community of Tierra Verde, one is located in the city limits of Dunedin, and another one in the city limits of Pinellas Park. Two of the Hillsborough County offices are located within the city limits of Tampa, one within the city limits of Temple Terrace and one is in the county. The Pasco County office is located in the city limits of Port Richey.

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

         There are approximately 32 commercial banks and savings and loan associations in Pinellas County. In Hillsborough County there are approximately 37 such institutions, and in Pasco County, there are approximately 22 such institutions. Mercantile expects to receive competition from all of these financial institutions, a significant number of which have offices located in the St. Petersburg and Tampa areas. In order to compete with major financial institutions and others in Mercantile's market area, Mercantile emphasizes specialized and personal service by its directors, officers, and employees. Mercantile believes that its local ownership and community oriented operating philosophy and personalized banking service are competitive factors which strengthen Mercantile.

EMPLOYEES

         As of December 31, 1998, Gulf West employed 143 employees of which 131 were full-time and 12 were part-time, including five executive officers. Gulf West's employees are not represented by a collective bargaining group, and Gulf West considers its relations with its employees to be excellent. Gulf West provides employees with benefits customary in the banking industry, which include major medical insurance, group term life insurance, dental insurance, long term disability insurance, a 401(k) savings plan, and vacation and sick leave.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Report contains certain forward-looking statements which represent the issuer's expectations or beliefs, including, but not limited to, statements concerning the banking industry and the issuer's operations, performance, financial condition, and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "can," "estimate," or "continue" or the negative of other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the issuer's control, and actual results may differ materially depending on a variety of important factors, including competition, general economic conditions, potential changes in interest rates, and changes in the value of real estate securing loans made by Mercantile, among other things.

ITEM 2.  PROPERTIES.

         Gulf West corporate offices are located within the main office of Mercantile. Liberty Leasing occupies leased space in an office park located at 5440 Mariner Street, Tampa, Florida.

         Mercantile's corporate offices are located at 425 22nd Avenue North, St. Petersburg, Florida 33704. This office also serves as Mercantile's main office banking facility. It has approximately 9,000 square feet and houses a branch office on the first floor, the commercial lending department and Mercantile's and Gulf West's executive offices. The building was constructed in 1987 and is a two-story structure located on a 71,000 square foot parcel of land which Mercantile owns. Two other buildings are also located on this site, both one story structures containing 3,100 and 6,500 square feet of space which Mercantile currently leases to small retailers and professional offices. The property is located less than two miles north of the downtown business district of St. Petersburg.

         In addition to its main office in St. Petersburg, Mercantile also has six additional locations throughout Pinellas County, four locations in Hillsborough County and one location in Pasco County. Five of these offices are owned facilities while the other six are leased.

         Mercantile also rents approximately 10,940 square feet in a professional office complex located at 2860 Scherer Drive, St. Petersburg, Florida 33716. This facility houses Mercantile's consumer and residential lending departments, the data processing operations department, the deposit and loan operations department and the accounting department. The item processing department will be located in this facility when the function is brought in-house in mid 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since March 25,1998 the Company's common stock has been quoted on the Nasdaq National Market System under the symbol "GWBK". Prior to March 25, 1998 there was no established public trading market for the Company's common stock. However, the brokerage firm of Raymond James & Associates, Inc. facilitated trades of the Company's common stock in the over-the-counter market. Prices reported to the Company ranged from $4.25 to $4.55 during 1997. The high and low bids for the Company's common stock on the Nasdaq National Market System from March 25, 1998 through December 31,1998 were as follows :

         QUARTER ENDED                      HIGH              LOW
         -------------                      ----              ---
         March 31, 1998                     $11.818           $10.227
         June 30, 1998                      $12.955           $ 9.773
         September 30, 1998                 $11.818           $ 7.955
         December 31, 1998                  $10.250           $ 6.818

         The Company paid cash dividends of $0.03 per share in 1995, paid a 5% stock dividend in 1996, a 10% stock dividend in February 1998 and another 10% stock dividend in December 1998. (The above market information has been restated for the effect of these stock dividends.) Further dividends, if any, will be determined by the Board of Directors based on several factors including the Company's growth rate, profitability, financial condition and capital requirements.

         As of January 31, 1999, the Company had approximately 1,047 holders of record of common stock. Certain of the Company's shares are held in "nominee" or "street" name and, accordingly, the number of owners of such shares is not known nor included in the foregoing number of holders.

         The following sales of shares of Gulf West common stock, par value $1.00 per share ("Gulf West Common Stock"), were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"), but were issued pursuant to the exemptions indicated below:

         During the quarter ended December 31, 1998, 114 shares of Gulf West's Common Stock were issued to officers and employees of Gulf West pursuant to Gulf West's employee stock purchase plan at an average per share purchase price of $4.55. Such shares were issued pursuant to the intrastate offering exemption contained in Section 3(11) of the Securities Act. Such exemption was available because all shares were offered and sold only to employees of Gulf West or its subsidiaries, all of whom are residents of Florida, and Gulf West is incorporated in the State of Florida.

Proceeds from the sales of the above securities were used for general corporate purposes.


ITEM 6.  SELECTED FINANCIAL DATA.
                                                                           AT DECEMBER 31,
                                                         -----------------------------------------------------------
                                                         1998            1997         1996         1995         1994
                                                         ----            ----         ----         ----         ----
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE FIGURES)
Cash and due from banks..........................     $  16,045         9,046        8,631        5,555        5,882
Federal funds sold and securities purchased
    under agreements to resell...................        11,654         8,903        3,356        5,600        5,300
Investment securities............................        69,087        53,183       40,231       33,489       23,963
Loans............................................       208,608       122,555      112,979       73,948       63,472
All other assets.................................        26,780        11,161        9,617        7,344        5,832
                                                        -------       -------      -------      -------      -------

    Total assets.................................     $ 332,174       204,848      174,814      125,936      104,449
                                                        =======       =======      =======      =======      =======

Deposits.........................................       286,372       169,101      149,335      109,192       96,372
Other borrowings.................................        15,438        20,237       12,047        3,799         -
All other liabilities............................         1,400           969          332          431          149
Stockholders' equity.............................        28,964        14,541       13,100       12,514        7,928
                                                        -------       -------      -------      -------      -------

    Total liabilities and stockholders' equity...     $ 332,174       204,848      174,814      125,936      104,449
                                                        =======       =======      =======      =======      =======

                                                                            YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------
                                                           1998          1997         1996         1995         1994
                                                           ----          ----         ----         ----         ----
Total interest income..............................    $ 21,018        14,039       10,844        8,447        6,146
Total interest expense.............................       9,602         6,026        4,659        3,736        2,521
                                                         ------        ------       ------        -----        -----

Net interest income................................      11,416         8,013        6,185        4,711        3,625
Provision for loan losses..........................         440           437          401          240          176
                                                        -------       -------       ------       ------       ------

Net interest income after provision
    for loan losses................................      10,976         7,576        5,784        4,471        3,449

Noninterest income.................................       2,856         1,987        1,031          849          603
Noninterest expenses...............................      10,132         7,654        6,324        4,181        3,228
                                                         ------        ------       ------        -----        -----

Earnings before income taxes.......................       3,700         1,909          491        1,139          824

Income taxes.......................................       1,179           654          177          431          142
                                                         ------        ------      -------       ------       ------

Net earnings.......................................    $  2,521         1,255          314          708          682
                                                         ======        ======      =======       ======       ======

Earnings per share (1):
    Basic .........................................   $     .38          0.31         0.08         0.21         0.23
                                                        =======        ======      =======       ======       ======

    Diluted........................................   $     .37          0.30         0.08         0.20         0.23
                                                        =======        ======      =======       ======       ======

Without SAIF Assessment**
Net earnings.......................................    $  2,521         1,255          608          708          682
                                                         ======        ======      =======       ======       ======
Earnings per common share - basic (1)..............   $    0.38          0.31         0.16         0.21         0.23
                                                        =======        ======      =======       ======       ======
Earnings per common share - diluted (1)............   $    0.37          0.30         0.15         0.20         0.23
                                                        =======        ======      =======       ======       ======

** SAIF assessment was paid in 1996
                                                                     (continued)


                                                                                           AT OR FOR THE
                                                                                    YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------------
                                                           1998          1997         1996         1995         1994
                                                           ----          ----         ----         ----         ----
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE FIGURES)
FOR THE PERIOD:
Return on average assets........................           0.84%         0.69%        0.22%        0.63%        0.74%
Return on average equity........................           9.22%         9.18%        2.45%        6.93%        8.69%
Average equity to average assets................           9.15%         7.50%        8.87%        9.11%        8.47%
Interest rate spread during the period (2)......           3.57%         4.02%        4.01%        3.99%        3.82%
Net interest margin.............................           4.25%         4.84%        4.78%        4.71%        4.37%
Noninterest expense to average assets...........           3.39%         4.20%        4.39%        3.73%        3.49%
Dividends pay-out ratio.........................            -             -            -            -           0.13%

AT THE END OF THE PERIOD:

Ratio of average interest-earning assets to
    average interest-bearing liabilities........           1.20          1.22         1.21         1.19         1.18
Nonperforming loans, and foreclosed real
    estate as a percentage of total assets......           0.43%         0.31%        0.46%        1.01%        0.07%
Allowance for loan losses as a percentage
    of total loans..............................           1.15%         1.26%        1.04%        1.11%        1.03%
Allowance for loan losses as a percentage
    of nonperforming loans......................         219.97%       245.53%      148.19%      107.37%      933.80%
Total number of offices.........................             11             9            8            5            4
Full-service banking offices....................             11             9            8            5            4
Total shares outstanding at
    end of period (1)...........................      6,643,717     4,044,638    4,024,496    3,968,510    2,978,779
Book value per share (1)........................           4.36          3.60         3.26         3.16         2.66

-----------
(1) All per share information is presented to reflect the two stock dividends of 10% declared January 15, 1998 and November 16, 1998 and the 5% stock dividend declared November 19, 1996.
(2) Difference between weighted-average yield on all interest-earning assets and weighted-average rate on all interest-bearing liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Gulf West Banks, Inc. (the "Holding Company") is a one-bank holding company and owns 100% of the outstanding stock of Mercantile Bank ("Mercantile"). Mercantile is a State (Florida) chartered commercial bank. Mercantile, through twelve banking offices, provides a wide range of banking services to individuals and businesses located primarily in Pinellas, Hillsborough and Pasco Counties, Florida. During 1996, the Holding Company acquired all the outstanding common shares of Liberty Leasing Corporation ("Liberty") in exchange for 38,115 shares of the Holding Company's common stock. Liberty is an equipment leasing company that arranges financing for a variety of equipment for all types of businesses and is headquartered in Tampa. The acquisition has been accounted for using the purchase method of accounting. The Holding Company's only business activities are the operations of Mercantile and Liberty. Collectively the entities are referred to as "Gulf West".

The principal services offered by Mercantile include commercial and individual checking and savings accounts, money-market accounts, certificates of deposit, most types of loans, including commercial and working capital loans and real estate, home equity and installment loans, as well as financing through letters of credit. Mercantile also provides credit card services through a national credit card issuer and acts as issuing agent for U.S. Savings Bonds, travelers checks and cashiers checks. It offers collection teller services, wire transfer facilities, safe deposit and night depository facilities. The transaction accounts and time certificates are tailored to Mercantile's principal market area at rates competitive with those offered in Mercantile's primary service area. In addition, Mercantile offers certain retirement account services, including individual retirement accounts. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. Mercantile offers a wide range of short to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), purchase of equipment and machinery, and Small Business Administration ("SBA") loans. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, and personal investments. Mercantile also originates and holds construction and acquisition loans on residential real estate.

At December 31, 1998, Gulf West had total consolidated assets of $332.2 million, an increase of 62.2% over total assets of $204.8 million at December 31, 1997. During the year ended December 31, 1998, net loans receivable increased $86.1 million or 70.2%. Gulf West's portfolio of investment securities increased to $69.1 million as of December 31, 1998 from $53.2 million as of December 31, 1997. Mercantile's deposits increased to $286.4 million as of December 31, 1998 from $169.1 million as of December 31, 1997, a 69.3% increase. Gulf West had consolidated net earnings of $2,521,000 or $.38 basic earnings per share ($.37 diluted earnings per share) for the year ended December 31, 1998 compared to consolidated net earnings of $1,255,000 or $.31 basic earnings per share (.30 diluted earnings per share) for 1997.

REGULATION AND LEGISLATION

As a state-chartered commercial bank, Mercantile is subject to extensive regulation by the Florida Department of Banking and Finance ("Florida DBF") and the Federal Deposit Insurance Corporation ("FDIC"). Mercantile files reports with the Florida DBF and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida DBF and the FDIC to monitor Mercantile's compliance with the various regulatory requirements. The Holding Company and Mercantile are also subject to regulation and examination by the Federal Reserve Board of Governors. As a Florida corporation, Mercantile is also subject to the Florida Act and the regulation of the Florida Department of State under the authority to administer and implement the Florida Act.

ACQUISITION

On January 16, 1998, Gulf West acquired Citizens National Bank and Trust Company, Port Richey, Florida ("Citizens"). The acquisition was accomplished through the merger of Citizens with and into Mercantile. In consideration of the merger, Gulf West issued 2.4 million shares of its common stock (adjusted for subsequent stock dividends) to the shareholders of Citizens. At December 31, 1997, Citizens had total assets of $75.5 million, total loans of $30.7 million and total deposits of $66.4 million. Citizens operated one banking office in Pasco County, Florida. Gulf West has accounted for this transaction using the purchase method of accounting.

YEAR 2000 COMPLIANCE

Gulf West is acutely aware of the many areas affected by the Year 2000 computer issue, as addressed by the Federal Financial Institutions Examination Council ("FFIEC") in its interagency statement which provided an outline for institutions to effectively manage the Year 2000 challenges. A Year 2000 plan has been approved by the Board of Directors which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing, and contingency planning.

Under the plan, Gulf West has formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. Gulf West has completed its awareness, assessment and renovation phases and is actively involved in validating and implementing the other aspects of its plan. At the present time, Gulf West has substantially completed its testing phase, the results of which indicate that Gulf West's internal systems appear to be Year 2000 ready. Since it routinely upgrades and purchases technologically advanced software and hardware on a continual basis, Gulf West has determined that the cost of making modifications to correct any Year 2000 issues will not materially affect reported operating results.

Gulf West's vendors and suppliers have been contacted for written confirmation of their product readiness for Year 2000 compliance. Negative or deficient responses are analyzed and periodically reviewed to prescribe timely actions within Gulf West's contingency planning. Gulf West's main service provider has completed testing of its mission critical application software and item processing software; the test results, which have been documented and validated, are deemed to be Year 2000 compliant. FFIEC guidance on testing Year 2000 compliance of service providers states that proxy tests are acceptable compliance tests. In proxy testing, the service provider tests with a representative sample of financial institutions that use a particular service, with the results of such testing shared with all similarly situated clients of the service provider. Gulf West has authorized the acceptance of proxy testing since the proxy tests have been conducted with financial institutions that are similar in type and complexity to its own, using the same version of the Year 2000 ready software and the same hardware and operating systems.

Gulf West also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified and questionnaires have been completed to assess the inherent risks. Deposit customers have received statement stuffers and informational material in this regard. Gulf West plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

Accordingly, management does not believe that Gulf West has incurred or will incur material costs associated with the Year 2000 issue. Yet, there can be no assurances that all hardware and software that Gulf West will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to customers and vendors inability to perform according to their agreements with Gulf West or the effects that other third parties may cause as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the issue or that the costs involved in such process will not have a material adverse effect on Gulf West's business, financial condition, and results of operations.

Based on testing results to date (as noted above), Gulf West's mission critical systems have been deemed to be Year 2000 compliant and, therefore a contingency plan has not been developed with respect to those systems. With regards to non-mission critical internal systems, Gulf West's contingency plans are to replace those systems that test as being noncompliant. Alternatively, some systems could be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, Gulf West will terminate those relationships and transfer to other vendors. It is anticipated that Gulf West's deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly Gulf

West will maintain higher liquidity levels.

CREDIT RISK

Gulf West's primary business is making commercial, business, consumer and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond the control of Gulf West. While management has instituted underwriting guidelines and credit review procedures to protect Gulf West from avoidable credit losses, some losses will inevitably occur.

The following table sets forth certain information regarding nonaccrual loans and foreclosed real estate, including the ratio of such loans and foreclosed real estate to total assets as of the dates indicated.

                                                                                       AT DECEMBER 31,
                                                                        ---------------------------------------------
                                                                        1998     1997        1996      1995      1994
                                                                        ----     ----        ----      ----      ----
                                                                                   (DOLLARS IN THOUSANDS)
Nonperforming (nonaccrual) loans:
   Residential real estate loans..................................  $     84        51        91        -         53
   Commercial real estate.........................................       653       488       628       747        -
   Commercial loans...............................................       343        83        41        -         -
   Consumer loans and other.......................................        28        15        39        26        18
                                                                      ------      ----      ----     -----       ---

       Total nonperforming (nonaccrual) loans.....................     1,108       637       799       773        71
                                                                       -----       ---       ---     -----       ---

       Total nonperforming loans to total assets..................       .33%      .31%      .46%      .61%      .07%
                                                                         ===       ===       ===       ===       ===

Foreclosed real estate:

   Real estate acquired by foreclosure or deed
     in lieu of foreclosure.......................................       309       -          -        497        -
                                                                      ------    ------     -----     -----      ----

       Total nonperforming loans and foreclosed real estate.......   $ 1,417       637       799     1,270        71
                                                                       =====       ===       ===     =====       ===

       Total nonperforming and foreclosed real estate
          to total assets.........................................       .43%      .31%      .46%     1.01%      .07%
                                                                         ===       ===       ===      ====       ===

Interest income that would have been recorded under the original terms of nonaccrual loans and the interest income actually recognized are summarized below:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------------
                                                                       1998       1997      1996      1995      1994
                                                                       ----       ----      ----      ----      ----
                                                                                       (IN THOUSANDS)

   Interest income that would have been recognized................     $ 108        71        82        23         6
   Interest income recognized.....................................        63        51        66        15         4
                                                                         ---        --        --        --         -

                                                                       $  45        20        16         8         2
                                                                         ===        ==        ==        ==         =

The following table sets forth information with respect to activity in Gulf West's allowance for loan losses for the periods indicated:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------------
                                                                       1998      1997       1996      1995      1994
                                                                       ----      ----       ----      ----      ----
                                                                                   (DOLLARS IN THOUSANDS)

Average loans outstanding, net...................................  $ 174,476   116,148    87,000    65,747    57,185
                                                                    ========   =======   =======    ======    ======

Allowance at beginning of year...................................      1,564     1,184       830       663       613
                                                                    --------   -------   -------    ------    ------
Charge-offs:
   Commercial loans..............................................        (92)      (36)      -         (41)      (61)
   Consumer loans................................................        (91)      (60)      (54)      (57)      (77)
                                                                    --------   -------   -------    ------    ------

     Total loans charged-off.....................................       (183)      (96)      (54)      (98)     (138)
                                                                    --------   -------   -------    ------    ------

Recoveries.......................................................         87        39         7        25        12
                                                                    --------   -------   -------    ------    ------

     Net charge-offs.............................................        (96)      (57)      (47)      (73)     (126)
                                                                    --------   -------   -------    ------    ------

   Provision from acquisition of Citizens National Bank
     and Trust...................................................        528      -         -         -         -
                                                                    --------   -------   -------    ------    ------

   Provision for loan losses charged to operating expenses.......        440       437       401       240       176
                                                                    --------   -------   -------    ------    ------

   Allowance at end of year...................................... $    2,436     1,564     1,184       830       663
                                                                    ========   =======   =======    ======    ======

   Ratio of net charge-offs to average loans outstanding.........      .0010     .0005     .0005     .0011     .0022
                                                                    ========   =======   =======    ======    ======

   Allowance as a percent of total loans.........................       1.15%     1.26%     1.04%     1.11%     1.03%
                                                                    ========   =======   =======    ======    ======

   Total loans at end of year....................................  $ 211,114   124,291   114,065    74,654    64,059
                                                                     =======   =======   =======    ======    ======

The following table presents information regarding Gulf West's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans:

                                                               AT DECEMBER 31,
                       -----------------------------------------------------------------------------------------------------
                              1998                 1997                 1996                1995                1994
                       ------------------  -------------------  -------------------  ------------------- -------------------
                                   % OF                 % OF                 % OF                 % OF                % OF
                                 LOANS IN             LOANS IN             LOANS IN             LOANS IN            LOANS IN
                                   EACH                 EACH                 EACH                EACH                 EACH
                        AMOUNT   CATEGORY   AMOUNT    CATEGORY   AMOUNT    CATEGORY   AMOUNT    CATEGORY   AMOUNT   CATEGORY
                        OF       TO TOTAL     OF      TO TOTAL     OF      TO TOTAL    OF       TO TOTAL     OF     TO TOTAL
                       ALLOWANCE  LOANS    ALLOWANCE   LOANS    ALLOWANCE    LOANS   ALLOWANCE    LOANS   ALLOWANCE   LOANS
                       ---------  -----    ---------   -----    ---------    -----   ---------    -----   ---------   -----
                                                              (DOLLARS IN THOUSANDS)
Commercial loans.....  $    541    14.3%   $    328     15.9%   $   179      15.9%     $ 136     19.5%    $ 137      20.7%
Commercial real
  estate loans.......     1,616    59.3         985     58.2        782      55.4        447     37.2       327      49.3
Residential real
  estate loans.......       140    20.6          63     15.3         67      19.4        120     33.4       119      17.9
Consumer loans.......       139     5.8         188     10.6        156       9.3        127      9.9        80      12.1
                        -------   -----     -------    -----      -----     -----        ---    -----       ---      ----

  Total allowance
        for loan
        losses.......   $ 2,436   100.0%    $ 1,564    100.0%   $ 1,184     100.0%     $ 830    100.0%    $ 663     100.0%
                          =====   =====       =====    =====      =====     =====        ===    =====       ===     =====

RESULTS OF OPERATIONS

The operating results of Gulf West depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. Gulf West's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, Gulf West's net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of its noninterest income, and its noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs and provisions for losses on foreclosed real estate and income taxes.

The following table sets forth for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of Gulf West from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; (v) interest margin; and (vi) ratio of average interest-earning assets to average interest-bearing liabilities.

                                                                             YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------------------
                                                      1998                             1997                       1996
                                            ---------------------------    --------------------------   ---------------------------
                                                    INTEREST    AVERAGE              INTEREST AVERAGE           INTEREST    AVERAGE
                                            AVERAGE   AND       YIELD/      AVERAGE    AND     YIELD/   AVERAGE   AND        YIELD/
                                            BALANCE DIVIDENDS    RATE       BALANCE DIVIDENDS  RATE     BALANCE DIVIDENDS    RATE
                                            ------- ---------    ----       ------- ---------  ----     ------- ---------    ----
Interest-earning assets:
   Loans (1)............................  $ 174,476    15,395     8.82%   $ 116,148    10,934   9.41%  $  87,000    8,272    9.51%
   Securities...........................     79,462     4,818     6.06%      41,335     2,661   6.44%     33,387    2,086    6.25%
   Other interest-earning
       assets (2).......................     14,964       805     5.38%       8,187       444   5.42%      9,084      486    5.35%
                                            -------   -------              --------   -------           --------  -------

       Total interest-earning
         assets.........................    268,902    21,018     7.82%     165,670    14,039   8.47%    129,471   10,844    8.38%
                                                       ------                          ------                      ------

Noninterest-earning assets (3)..........     29,967                          16,754                       14,966
                                            -------                         -------                      -------

       Total assets.....................  $ 298,869                       $ 182,424                    $ 144,437
                                            =======                         =======                      =======

Interest-bearing liabilities:
   Savings and NOW deposits.............     75,140     2,042     2.72%      40,267     1,245   3.09%     28,219      812    2.88%
   Money-market deposits................     19,938       596     2.99%      13,747       371   2.70%     11,716      317    2.71%
   Time deposits........................    116,567     6,212     5.33%      72,841     3,953   5.43%     61,226    3,260    5.32%
   Other borrowings.....................     14,113       752     5.33%       8,705       457   5.25%      5,447      270    4.96%
                                            -------   -------              --------   -------           --------   ------

         Total interest-bearing ........
           liabilities..................    225,758     9,602     4.25%     135,560     6,026   4.45%    106,608    4,659    4.37%
                                                       ------                          ------                      ------

Demand deposits.........................     44,135                          33,153                       25,005
Noninterest-bearing liabilities.........      1,632                              36                           17
Stockholders' equity....................     27,344                          13,675                       12,807
                                            -------                         -------                      -------

         Total liabilities and
           stockholders' equity.........  $ 298,869                       $ 182,424                    $ 144,437
                                            =======                         =======                      =======

Net interest income.....................             $ 11,416                        $  8,013                    $  6,185
                                                       ======                          ======                      ======

Interest-rate spread (4)................                          3.57%                         4.02%                         4.01%
                                                                  ====                          ====                          ====

Net interest margin (5).................                          4.25%                         4.84%                         4.78%
                                                                  ====                          ====                          ====

Ratio of average interest-earning assets
   to average interest-bearing
   liabilities..........................       1.20                            1.22                        1.21
                                               ====                            ====                        ====

----------------------------------------

(1)    Includes nonaccrual loans.
(2) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3) Includes bank owned life insurance which is not considered an interest-earning asset.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin is net interest income dividend by average interest-earning assets.

RATE/VOLUME ANALYSIS

The following table sets forth certain information regarding changes in interest income and interest expense of Gulf West for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).


                                                                                       YEAR ENDED DECEMBER 31,
                                                                                           1998 VS. 1997
                                                                                 ------------------------------------
                                                                                      INCREASE (DECREASE) DUE TO
                                                                                 ------------------------------------
                                                                                                      RATE/
                                                                                  RATE    VOLUME     VOLUME     TOTAL
                                                                                  ----    ------     ------     -----
                                                                                                (In thousands)
Interest earning assets:
    Loans....................................................................    $(685)     5,489      (343)    4,461
    Securities...............................................................     (157)     2,455      (141)    2,157
    Other interest-earning assets............................................      (33)       367        27       361
                                                                                   ---     ------       ---    ------

      Total..................................................................     (875)     8,311      (457)    6,979
                                                                                   ---      -----       ---     -----

Interest-bearing liabilities:
    Deposits:
      Savings and NOW deposits...............................................     (149)     1,078      (132)      797
      Money market deposits..................................................       40        167        18       225
      Time deposits..........................................................      (73)     2,374       (42)    2,259
      Other borrowings.......................................................       69        284       (58)      295
                                                                                  ----     ------       ---    ------

      Total..................................................................     (113)     3,903      (214)    3,576
                                                                                   ---      -----       ---     -----

Net change in net interest income............................................    $(762)     4,408      (243)    3,403
                                                                                   ===      =====       ===     =====


                                                                                       YEAR ENDED DECEMBER 31,
                                                                                           1997 VS. 1996
                                                                                 ------------------------------------
                                                                                      INCREASE (DECREASE) DUE TO
                                                                                 ------------------------------------
                                                                                                      RATE/
                                                                                  RATE    VOLUME     VOLUME     TOTAL
                                                                                  ----    ------     ------     -----
                                                                                                (In thousands)
Interest earning assets:
    Loans....................................................................    $ (82)     2,771       (27)    2,662
    Securities...............................................................       63        497        15       575
    Other interest-earning assets............................................        7        (48)       (1)      (42)
                                                                                   ---     ------       ---    ------

      Total..................................................................      (12)     3,220       (13)    3,195
                                                                                   ---      -----        --     -----

Interest-bearing liabilities:
    Deposits:
      Savings and NOW deposits...............................................       60        347        26       433
      Money market deposits..................................................       (1)        55        -         54
      Time deposits..........................................................       63        618        12       693
      Other borrowings.......................................................       16        161        10       187
                                                                                   ---     ------        --    ------

      Total..................................................................      138      1,181        48     1,367
                                                                                   ---      -----        --     -----

Net change in net interest income............................................    $(150)     2,039       (61)    1,828
                                                                                   ===      =====        ==     =====

LIQUIDITY AND CAPITAL RESOURCES

A Florida chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as determined by the rules of the Florida DBF, such as federal funds sold and United States securities or securities guaranteed by the United States or agencies thereof. As of December 31, 1998 and December 31, 1997, Mercantile has liquidity of approximately $74.9 million and $45.7 million, or approximately 27.6% and 28.7% of total deposits combined with borrowings, respectively.

During the year ended December 31, 1998, Gulf West's primary sources of funds consisted of principal payments on loans and investment securities, proceeds from sales and maturities of securities available for sale and net increases in deposits. Gulf West used its capital resources principally to purchase investment securities and fund existing and continuing loan commitments. At December 31, 1998, Gulf West had commitments to originate loans totaling $7.1 million. Scheduled maturities of certificates of deposit during the 12 months following December 31, 1998 totaled $92.1 million. Management believes Gulf West has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within the next twelve months and, if so desired, that it can adjust the rates on certificates of deposit to retain deposits in a changing interest-rate environment.

The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio (dollars in thousands):

                                            AFTER ONE YEAR    AFTER FIVE YEARS
                         ONE YEAR OR LESS    TO FIVE YEARS     TO TEN YEARS     AFTER TEN YEARS          TOTAL
                         ----------------  ----------------  ----------------- ----------------    ----------------
                         CARRYING AVERAGE  CARRYING AVERAGE  CARRYING AVERAGE  CARRYING AVERAGE    CARRYING AVERAGE
                           VALUE   YIELD     VALUE   YIELD     VALUE   YIELD     VALUE   YIELD      VALUE    YIELD
                           -----   -----     -----   -----     -----   -----     -----   -----      -----    -----
AT DECEMBER 31, 1998:
   U.S. Treasury
     securities........  $ 1,234   5.56%   $  7,067    6.20%   $  -       -  %   $  -        -  %   $  8,301   6.10%
   U.S. agency
     obligations.......    5,034   5.31       3,094    6.43       -       -         -        -         8,128   5.74
   Corporate and other
     obligations.......    1,045   5.08         454    6.17      2,452   8.19      2,307    8.51       6,258   7.64
                           -----            -------              -----             -----              ------

                         $ 7,313   5.32%   $ 10,615    6.27%   $ 2,452   8.19%   $ 2,307    8.51%   $ 22,687   6.40%
                           =====   ====      ======    ====      =====   ====      =====    ====

   Mortgage-backed
     securities.................................................................................      46,400   6.47
                                                                                                      ------

     Total......................................................................................    $ 69,087   6.45%
                                                                                                      ======   ====

AT DECEMBER 31, 1997:
   U.S. Treasury
     securities.........$ 3,478    4.86%  $  8,097     6.44% $     -       - % $     -       -  %   $ 11,575   5.96%
   U.S. agency
     obligations........    -       -        1,004     7.00        -       -         -       -         1,004   7.00
                          -----              -----               =====             -----              ------

                        $ 3,478    4.86%   $ 9,101     6.50%   $   -       - %   $   -        - %   $ 12,579   6.04%
                          =====    ====      =====     ====      =====    ===      =====    ====

   Mortgage-backed
     securities..................................................................................     40,604   6.85
                                                                                                      ------

     Total.......................................................................................   $ 53,183   6.66%
                                                                                                      ======   ====

REGULATORY CAPITAL REQUIREMENTS

Under FDIC regulations, Mercantile is required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders' equity.

Quantitative measures established by regulation to ensure capital adequacy require Mercantile to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that Mercantile meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the State and Federal regulators categorized Mercantile as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Mercantile must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Mercantile's category.

The following table summarizes the capital requirements for Mercantile (dollars in thousands):


                                                                                                   TO BE WELL
                                                                                                CAPITALIZED UNDER
                                                                        FOR CAPITAL             PROMPT CORRECTIVE
                                                ACTUAL               ADEQUACY PURPOSES:         ACTION PROVISIONS:
                                           ------------------        ------------------        -------------------
                                           AMOUNT     PERCENT        AMOUNT     PERCENT        AMOUNT      PERCENT
                                           ------     -------        ------     -------        ------      -------
AT DECEMBER 31, 1998:
     Total Capital
       (to Risk-Weighted Assets).......  $ 28,340         12.6%    $ 17,965         8.0%     $ 22,456          10.0%
     Tier I Capital
       (to Risk-Weighted Assets).......    25,904         11.5        8,979         4.0        13,468           6.0
     Tier I Capital
       (to Average Assets).............    25,904          8.1       12,856         4.0        16,069           5.0

AT DECEMBER 31, 1997:
     Total Capital
       (to Risk-Weighted Assets).......  $ 15,458         11.3%    $ 10,922         8.0%     $ 13,652          10.0%
     Tier I Capital
       (to Risk-Weighted Assets).......    13,894         10.2        5,461         4.0         8,191           6.0
     Tier I Capital
       (to Average Assets).............    13,894          7.5        7,397         4.0         9,246           5.0

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Gulf West's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 11 of Notes to Consolidated Financial Statements.

Gulf West's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on Gulf West's net interest income and capital, while adjusting Gulf West's asset-liability structure to obtain the maximum yield- cost spread on that structure. Gulf West relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates may adversely impact Gulf West's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Gulf West does not engage in trading activities.

ASSET - LIABILITY STRUCTURE

As part of its asset and liability management, Gulf West has emphasized establishing and implementing internal asset-liability decision processes, as well as communications and control procedures to aid in managing Gulf West's earnings. Management believes that these processes and procedures provide Gulf West with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines which should result in tighter controls and less exposure to interest-rate risk.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest-rate sensitive" and by monitoring an institution's interest-rate sensitivity "gap." An asset or liability is said to be interest-rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as dividing rate-sensitive assets by rate-sensitive liabilities. A gap ratio of 1.0% represents perfect matching. A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

Since gap analysis does not take into account the probability that potential maturities or repricings of interest rate sensitive assets and liabilities will occur, or the relative magnitude of the repricings, Gulf West also uses an industry standard computer modeling system to perform "Income Simulation Analysis." Income simulation analysis captures not only the potential of assets and liabilities to mature or reprice but the probability that they will do so. In addition, income simulation analysis attends to the relative sensitivities of balance sheet items and projects their behavior over an extended period of time and permits management to assess the probable effects on balance sheet items of not only changes in market interest rates but also of proposed strategies for responding to such changes.

On a quarterly basis, management of Gulf West performs an income simulation analysis to determine the projected effect on net interest income of both a 200 basis point increase and a 200 basis point decrease in the level of interest rates. These scenarios assume that the 200 basis point rate changes occur in even monthly increments over twelve months and then hold constant for an additional twelve months. The volatility of net interest income over this twenty-four month period in both an up and down rate scenario is measured by reference to the levels of such income in a flat rate scenario. Gulf West has established guidelines for the acceptable volatility of net interest income for the twenty-four month period and management institutes appropriate strategies designed to keep the volatility levels within those guidelines.

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the results of operations, Gulf West's management continues to monitor asset and liability management policies to better match the maturities and repricing terms of its interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing the origination of adjustable-rate loans; (ii) maintaining a stable core deposit base; and (iii) maintaining a significant portion of liquid assets (cash and short-term investments).

Gulf West has also maintained a relatively large portfolio of liquid assets (cash and assets maturing or repricing in one year or less) in order to reduce its vulnerability to shifts in market rates of interest. At December 31, 1998, 10.2% of Gulf West's total assets consisted of cash and short-term U.S. Government and agency securities maturing in one year or less. Furthermore, as of such date, Gulf West's liquidity ratio was 27.6%.

Gulf West also seeks to maintain a large stable core deposit base by providing quality service to its customers without significantly increasing its cost of funds or operating expenses. The success of Gulf West's core deposit strategy is demonstrated by the stability and growth of its demand accounts, money-market deposit accounts, savings accounts and NOW accounts, which totaled $158.5 million, representing 55.3% of total deposits at December 31, 1998. Management anticipates that these accounts will increase and in the future comprise a significant portion of its deposit base.

As of December 31, 1998, Gulf West's one-year negative interest-rate sensitivity gap in dollars was $76.3 million. Although management believes that the implementation of the foregoing strategies has reduced the potential adverse effects of changes in interest rates on Gulf West's results of operations, any substantial and prolonged increase in market rates of interest could have an adverse impact on Gulf West's results of operations. As discussed above, on a quarterly basis management performs an income simulation analysis to measure the volatility of Gulf West's projected net interest income when subjected to 200 basis point interest rate shocks. As a result of this simulation analysis, management believes that its present gap position is appropriate for the current interest rate environment and that a negative gap will continue in the one year time period.

The following table sets forth certain information relating to Gulf West's interest-earning assets and interest-bearing liabilities at December 31, 1998 that are estimated to mature or are scheduled to reprice within the period shown. Since assets and liabilities within each interest-sensitive period may not reprice by the same amount or at the same time, the following table may not be reflective of changes in net interest income which would result from changes in the general level of interest rates.


                                                   MORE
                                                   THAN          MORE
                                                  THREE        THAN SIX         MORE          MORE
                                                  MONTHS         MONTHS       THAN ONE      THAN FIVE
                                    THREE         TO SIX        TO ONE        YEAR TO       YEARS AND
                                    MONTHS        MONTHS         YEAR        FIVE YEARS   INSENSITIVE        TOTAL
                                    ------        ------        ------       ----------   -----------        -----
                                                                    ($ IN THOUSANDS)
Loans (1),(2):
  Adjustable rate............... $  23,007         8,807          9,656          59,460         7,470       108,400
  Fixed rate....................     2,980         1,568          3,601           9,257        43,049        60,455
  Consumer and other loans......    19,581           821          1,803          15,153         4,901        42,259
                                   -------      --------        -------         -------        ------       -------

     Total loans................    45,568        11,196         15,060          83,870        55,420       211,114

Investments (3),(4).............    12,011         5,149         21,312          21,926        20,343        80,741
                                   -------       -------         ------         -------        ------       -------

     Total rate-sensitive assets    57,579        16,345         36,372         105,796        75,763       291,855
                                   -------        ------         ------         -------        ------       -------

Deposit accounts (5):
  Savings and NOW...............    53,255          -              -               -           33,440        86,695
  Money market..................    25,819          -              -               -             -           25,819
  Time deposits.................    31,505        28,775         31,791          35,840             3       127,914
                                   -------        ------         ------         -------        ------       -------

Total deposit accounts..........   110,579        28,775         31,791          35,840        33,443       240,428

Other borrowings................    15,438          -              -               -             -           15,438
                                   -------        ------         ------         -------        ------       -------

     Total rate-sensitive
         liabilities............   126,017        28,775         31,791          35,840        33,443       255,866
                                   -------        ------         ------         -------        ------       -------

Gap (repricing differences)..... $ (68,438)      (12,430)         4,581          69,956        42,320        35,989
                                   =======        ======        =======         =======        ======       =======

Cumulative GAP.................. $ (68,438)      (80,868)       (76,287)         (6,331)       35,989
                                   =======        ======         ======         =======        ======

Cumulative GAP/total assets.....    (20.60)%      (24.35)%       (22.97)%         (1.91)%       10.83%
                                     =====         =====          =====            ====         =====

-------------------------

  (1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their contractual maturities.
  (2)    Includes nonaccrual loans.
  (3) Investments are scheduled according to their respective repricing and maturity dates adjusted for management assumptions regarding prepayments on mortgage-backed securities and callable securities.
  (4) Includes federal funds sold and securities purchased under agreement to resell.
  (5) The savings and NOW accounts repricing volumes are based on management's assumptions of the sensitivity of these accounts to changes in market interest rates. Time accounts are scheduled according to their respective maturity dates.

The following table reflects the contractual principal repayments by period of Gulf West's loan portfolio at December 31, 1998.

                                                                      RESIDENTIAL
          YEARS ENDING                                 COMMERCIAL      MORTGAGE          CONSUMER
          DECEMBER 31,                                   LOANS           LOANS             LOANS           TOTAL
          ------------                                 ----------     -----------        --------          -----
                                                                              (IN THOUSANDS)
         1999........................................ $  31,857         1,431             3,624             36,912
         2000........................................    10,299         1,292             3,045             14,636
         2001-2002...................................    20,799         1,375             2,562             24,736
         2003-2004...................................    11,404         2,925             2,546             16,875
         2005-2012...................................    44,464        11,871               416             56,751
         Thereafter..................................    36,368        24,533               303             61,204
                                                        -------        ------            ------            -------

              Total.................................. $ 155,191        43,427            12,496            211,114
                                                        =======        ======            ======            =======

Of the $174,202,000 of loans due after 1999, 33% of such loans have fixed rates of interest and 67% have adjustable rates.

The following table displays loan originations by type of loan and principal reductions during the periods indicated:

                                                                             YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------------
                                                              1998        1997        1996         1995         1994
                                                              ----        ----        ----         ----         ----
                                                                                  (IN THOUSANDS)
  Originations:
        Commercial loans..................................$ 23,066     12,102       12,543        8,030        6,271
        Commercial real estate loans......................  71,624     31,329       49,234       18,342        9,950
        Residential real estate...........................  16,085      4,197        3,125        2,314        3,497
        Consumer loans....................................  11,046     11,692        9,689        8,979        8,948
                                                           -------     ------       ------       ------       ------

           Total loans originated......................... 121,821     59,320       74,591       37,665       28,666

  Loans acquired with purchase of Citizens................  30,744       -            -            -            -
  Principal reductions.................................... (65,742)   (49,094)     (35,180)     (27,070)     (18,281)
                                                           -------     ------       ------       ------       ------

           Increase in gross loans....................... $ 86,823     10,226       39,411       10,595       10,385
                                                           =======     ======       ======       ======       ======

The following table sets forth information concerning Gulf West's loan portfolio by type of loan at the dates indicated.

                                                                   AT DECEMBER 31,
                              --------------------------------------------------------------------------------------
                                  1998               1997              1996              1995              1994
                              --------------   ----------------    -------------    --------------   ---------------
                                      % OF               % OF              % OF              % OF              % OF
                              AMOUNT  TOTAL      AMOUNT  TOTAL     AMOUNT  TOTAL    AMOUNT   TOTAL    AMOUNT   TOTAL
                              ------  -----      ------  -----     ------  -----    ------   -----    ------   -----
                                                               (DOLLARS IN THOUSANDS)
   Commercial...........   $  30,102   14.3%   $ 19,752   15.9%  $ 18,169   15.9% $ 14,531    19.5%  $ 9,597    15.0%
   Commercial
     real estate........     125,089   59.3      72,396   58.2     63,207   55.4    27,772    37.2    19,721    30.8
   Residential
     real estate........      43,427   20.6      18,966   15.3     22,095   19.4    24,949    33.4    27,307    42.6
   Consumer.............      12,496    5.8      13,177   10.6     10,594    9.3     7,402     9.9     7,434    11.6
                             ------- ------     -------  -----    -------  -----    ------    ----    ------    ----

       Total loans......     211,114  100.0%    124,291  100.0%   114,065  100.0%   74,654   100.0%   64,059   100.0%
                                      =====              =====             =====             =====             =====

   Less:
     Deferred loan
       fees.............         (70)              (172)             (221)            (134)              (90)
     Allowance for
       loan losses......      (2,436)            (1,564)           (1,184)            (830)             (663)
                             -------           --------           -------          -------           -------

       Loans, net.......   $ 208,608          $ 122,555         $ 112,660         $ 73,690          $ 63,306
                             =======            =======           =======           ======            ======

The following table shows the distribution of, and certain other information relating to, deposit accounts by type:

                                                                        AT DECEMBER 31,
                                                        --------------------------------------------
                                                                1998                     1997
                                                        --------------------------------------------
                                                                    % OF                      % OF
                                                         AMOUNT    DEPOSIT         AMOUNT    DEPOSIT
                                                         ------    -------         ------    -------
                                                                   (DOLLARS IN THOUSANDS)

Demand deposits.....................................   $  45,943       16.0%    $   36,992      21.9%
Savings and NOW deposits............................      86,696       30.3         45,888      27.1
Money-market deposits...............................      25,819        9.0         16,324       9.7
Time deposits.......................................     127,914       44.7         69,897      41.3
                                                         -------     ------        -------     -----

Total deposits......................................   $ 286,372      100.0%     $ 169,101     100.0%
                                                         =======      =====        =======     =====

Jumbo certificates ($100,000 and over) mature as follows:

                                                                                         AT DECEMBER 31,
                                                                                         ---------------
                                                                                             1998
                                                                                             ----
                                                                                         (IN THOUSANDS)
   Due three months or less............................................................  $  7,686
   Due over three months to six months.................................................     7,809
   Due over six months to one year.....................................................     8,248
   Due over one year...................................................................    11,650
                                                                                           ------

                                                                                         $ 35,393
                                                                                           ======

The scheduled maturities of time deposits are as follows:

                                                                                         AT DECEMBER 31,
                                                                                         ---------------
                                                                                             1998
                                                                                             ----
                                                                                         (IN THOUSANDS)

       Due in one year or less......................................................... $  92,070
       Due in more than one but less than three years..................................    28,480
       Due in more than three but less than five years.................................     7,361
       Due in over five years..........................................................         3
                                                                                          -------

                                                                                        $ 127,914
                                                                                          =======

The following table sets forth the net deposit flows of Gulf West during the periods indicated (in thousands):

                                                                                       YEAR ENDED DECEMBER 31,
                                                                              -------------------------------------
                                                                                  1998          1997           1996
                                                                                  ----          ----           ----

     Net increase before interest credited................................... $   42,120         13,848       35,508
     Deposits assumed with Citizens acquisition..............................     66,388           -            -
     Net credited............................................................      8,763          5,918        4,635
                                                                                --------        -------       ------

          Net deposit increase...............................................  $ 117,271         19,766       40,143
                                                                                 =======         ======       ======

The following table shows the average amount of and the average rate paid on each of the following interest-bearing deposit account categories during the periods indicated:

                                                        1998                      1997                  1996
                                                --------------------------------------------------------------------
                                                 AVERAGE    AVERAGE        AVERAGE   AVERAGE      AVERAGE    AVERAGE
                                                 BALANCE      YIELD        BALANCE     YIELD      BALANCE      YIELD
                                                 -------      -----        -------     -----      -------      -----
                                                                         (DOLLARS IN THOUSANDS)
Savings and NOW deposits...................    $  75,140       2.72%    $   40,267      3.09%   $  28,219       2.88%
Money market deposits......................       19,938       2.99         13,747      2.70       11,716       2.71
Time deposits   ...........................      116,567       5.33         72,841      5.43       61,226       5.32
                                                 -------       ----        -------      ----      -------       ----

     Total interest-bearing deposits.......    $ 211,645       4.18%     $ 126,855      4.39%   $ 101,161       4.34%
                                                 =======       ====        =======      ====      =======       ====

              COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

GENERAL
Net earnings for the year ended December 31, 1998 were $2,521,000 or $.38 per basic share ($.37 per diluted share) compared to net earnings of $1,255,000 or $.31 per basic share ($.30 per diluted share) for the year ended December 31, 1997. This increase in Gulf West's net earnings was primarily due to an increase in net interest income and noninterest income partially offset by increases in noninterest expenses and income taxes.

INTEREST INCOME AND EXPENSE
Interest income increased from $14.0 million for the year ended December 31, 1997 to $21.0 million for the year ended December 31, 1998. Interest income on loans increased $4.5 million due to an increase in the average loan portfolio balance from $116.1 million for the year ended December 31, 1997 to $174.5 million for the year ended December 31, 1998, partially offset by a decrease in the weighted-average yield earned on the portfolio. Interest on investment securities increased $2.2 million due to an increase in the average investment securities portfolio to $79.5 million in 1998 from $41.3 million in 1997 partially offset by a decrease in the average yield in 1998. Interest on other interest-earning assets increased $.4 million due to an increase in average other interest-earning assets from $8.2 million in 1997 to $15.0 million in 1998.

Interest expense increased to $9.6 million for the year ended December 31, 1998 from $6.0 million for the year ended December 31, 1997. Interest expense on deposit accounts increased primarily due to an increase in average interest-bearing deposit balances from $126.9 million during the year ended December 31, 1997 to $211.6 million for 1998. Interest expense on other borrowings increased $.3 million primarily due to an increase in average borrowings from $8.7 million in 1997 to $14.1 million in 1998 partially offset by a decrease in average rates. The average cost of all interest-bearing liabilities decreased from 4.45% for the year ended December 31, 1997 to 4.25% for the year ended December 31, 1998.

PROVISION FOR LOAN LOSSES
The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by Gulf West, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to Gulf West's market areas, and other factors related to the collectability of Gulf West's loan portfolio. The provision increased from $437,000 for the year ended December 31, 1997 to $440,000 for the year ended December 31, 1998. Management believes that the allowance for loan losses of $2,436,000 is adequate at December 31, 1998.

NONINTEREST INCOME
Total noninterest income increased $.9 million to $2.9 million for the year ended December 31, 1998 from $2.0 million reported in 1997, principally from an increase in leasing fees from Liberty Leasing, an increase in service fees on deposits, and increased cash surrender value of life insurance.

NONINTEREST EXPENSES
Total noninterest expenses increased $2.4 million to $10.1 million for the year ended December 31, 1998 from $7.7 million for the year ended December 31, 1997, primarily due to an increase in salaries and employee benefits and occupancy expense relating to additional banking offices opened in 1997 and 1998 including the acquisition of Citizens.

              COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

GENERAL
Net earnings for the year ended December 31, 1997 were $1,255,000 or $.31 per basic share ($.30 per diluted share) compared to net earnings of $314,000 or $.08 per basic and diluted share for the year ended December 31, 1996. This increase in Gulf West's net earnings was primarily due to an increase in net interest income and noninterest income, partially offset by increases in noninterest expenses and income taxes.

INTEREST INCOME AND EXPENSE
Interest income increased from $10.8 million for the year ended December 31, 1996 to $14.0 million for the year ended December 31, 1997. Interest income on loans increased $2.7 million due an increase in the average loan portfolio balance from $87.0 million for the year ended December 31, 1996 to $116.1 million for the year ended December 31, 1997, partially offset by a decrease in the weighted-average yield earned on the portfolio. Interest on investment securities increased $575,000 due to an increase in the average yield earned from 6.25% in 1996 to 6.44% in 1997, as well as an increase in the average investment securities portfolio to $41.3 million in 1997 from $33.4 million in 1996. Interest on other interest-earning assets decreased $42,000 due to a decrease in average other interest-earning assets from $9.1 million in 1996 to $8.2 million in 1997.

Interest expense increased to $6.0 million for the year ended December 31, 1997 from $4.7 million for the year ended December 31, 1996. Interest expense on deposit accounts increased primarily due to an increase in average interest-bearing deposit balances from $101.2 million during the year ended December 31, 1996 to $126.9 million for the comparable period in 1997. Interest expense on other borrowings increased $187,000 from $270,000 to $457,000 primarily due to an increase in average borrowings from $5.5 million in 1996 to $8.7 million in 1997 as well as an increase in average rates. The average cost of all interest-bearing liabilities increased from 4.37% for the year ended December 31, 1996 to 4.45% for the year ended December 31, 1997.

PROVISION FOR LOAN LOSSES
The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by Gulf West, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to Gulf West's market areas, and other factors related to the collectability of Gulf West's loan portfolio. The provision increased from $401,000 for the year ended December 31, 1996 to $437,000 for the year ended December 31, 1997. Management believed that the allowance for loan losses of $1,564,000 was adequate at December 31, 1997.

NONINTEREST INCOME
Total noninterest income increased $1.0 million to $2.0 million for the year ended December 31, 1997 from $1.0 million reported in 1996, principally from an increase in leasing fees from Liberty Leasing, an increase in service fees on deposits, and an increase on gains on sales of securities.

NONINTEREST EXPENSE
Total noninterest expense increased $1.4 million to $7.7 million for the year ended December 31, 1997 from $6.3 million for the year ended December 31, 1996, primarily due to an increase in salaries and employee benefits and occupancy expense relating to additional banking offices opened in 1996 and 1997, as well as additional data processing expenses partially offset by the SAIF special assessment that was recorded in 1996, but not in 1997.

                     IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of Gulf West are monetary in nature. As a result, interest rates have a more significant impact on Gulf West's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

                         FUTURE ACCOUNTING REQUIREMENTS

Financial Accounting Standards 133 - ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Gulf West will be required to adopt this Statement effective January 1, 2000. Management does not anticipate that this Statement will have a material impact on Gulf West.

                           SELECTED QUARTERLY RESULTS

Selected quarterly results of operations for the four quarters ended December 31 are as follows (in thousands, except share amounts):

                                                 1998                                          1997
                              --------------------------------------------------------------------------------------
                                FOURTH     THIRD      SECOND     FIRST        FOURTH     THIRD      SECOND    FIRST
                               QUARTER    QUARTER    QUARTER    QUARTER      QUARTER    QUARTER    QUARTER   QUARTER
                               -------    -------    -------    -------      -------    -------    -------   -------
Interest income............   $  5,494      5,121      5,208      5,195        3,632      3,558      3,469     3,380
Interest expense...........      2,566      2,489      2,273      2,274        1,492      1,513      1,534     1,487
Net interest income........      2,928      2,632      2,935      2,921        2,140      2,045      1,935     1,893
Provision for loan
   losses..................         90         90        110        150           32        165        135       105
Earnings before
   income taxes............      1,047        797        897        959          808        411        313       377
Net earnings...............        766        554        586        615          543        256        221       235
Basic earnings per
   common share (1)........        .12        .08        .09        .09          .14        .06        .05       .06
Diluted earnings per
   common share (1)........        .11        .08        .09        .09          .13        .06        .05       .06
Cash dividends declared
   per common share........        -         -           -          -           -           -          -         -
Market price range (1):
   High....................      10.25      11.82      12.96      11.82          N/A        N/A        N/A       N/A
   Low.....................       6.82       7.96       9.77      10.23          N/A        N/A        N/A       N/A

------------------

(1) All per share information is presented to reflect all stock dividends and stock splits including the 10% stock dividends declared January 15, 1998 and November 16, 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The information required by this Item is incorporated herein by reference to the information set forth under the following captions contained in this Form 10-K:

    (i) "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risk;"

    (ii) "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Asset-Liability Structure;" and

   (iii) Note 11 to "CONSOLIDATED FINANCIAL STATEMENTS OF GULF WEST BANKS, INC. AND SUBSIDIARIES."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  DECEMBER 31,
                                                                                          -----------------------------
                                                                                               1998          1997
                                                                                               ----          ----
    ASSETS

Cash and due from banks...............................................................    $  16,045              9,046
Federal funds sold and securities purchased under agreements to resell................       11,654              8,903
                                                                                           --------           --------

         Total cash and cash equivalents..............................................       27,699             17,949

Securities available for sale.........................................................       69,087             53,183
Loans receivable, net of allowance for losses of $2,436 and $1,564....................      208,608            122,555
Loans held for sale, at cost which approximates market................................       -                     715
Premises and equipment, net...........................................................        9,978              7,043
Cash surrender value of bank owned life insurance.....................................       12,020              1,450
Accrued interest receivable...........................................................        1,646              1,119
Deferred tax asset....................................................................          118                328
Goodwill, net.........................................................................        1,643                136
Foreclosed real estate, net...........................................................          309             -
Other assets..........................................................................        1,066                370
                                                                                           --------          ---------

         Total........................................................................    $ 332,174            204,848
                                                                                            =======            =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Demand deposits....................................................................       45,943             36,992
   Savings, NOW deposits and money-market deposits....................................      112,515             62,212
   Time deposits......................................................................      127,914             69,897
                                                                                            -------            -------

         Total deposits...............................................................      286,372            169,101

   Other borrowings...................................................................       15,438             20,237
   Other liabilities..................................................................        1,400                969
                                                                                           --------          ---------

         Total liabilities............................................................      303,210            190,307
                                                                                            -------            -------

Commitments and contingencies (Notes 6, 11 and 19)

Stockholders' equity:
   Class A preferred stock, $5 par value, authorized
      1,000,000 shares, none issued or outstanding....................................       -                  -
   Common stock, $1 par value; 10,000,000 shares
      authorized, 6,643,717 and 3,342,676 issued and outstanding......................        6,644              3,343
   Additional paid-in capital.........................................................       21,397              9,308
   Retained earnings..................................................................          537              1,705
   Accumulated other comprehensive income.............................................          386                185
                                                                                           --------         ----------

         Total stockholders' equity...................................................       28,964             14,541
                                                                                            -------           --------

         Total........................................................................    $ 332,174            204,848
                                                                                            =======            =======

See accompanying Notes to Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------
                                                                                    1998         1997         1996
                                                                                    ----         ----         ----
Interest income:
     Loans receivable........................................................   $ 15,395         10,934        8,272
     Securities available for sale...........................................      4,818          2,661        2,086
     Other interest-earning assets...........................................        805            444          486
                                                                                 -------        -------     --------

          Total interest income..............................................     21,018         14,039       10,844
                                                                                  ------         ------       ------

Interest expense:
     Deposits................................................................      8,850          5,569        4,389
     Other borrowings........................................................        752            457          270
                                                                                 -------        -------      -------

          Total interest expense.............................................      9,602          6,026        4,659
                                                                                  ------         ------       ------

Net interest income..........................................................     11,416          8,013        6,185

          Provision for loan losses..........................................        440            437          401
                                                                                 -------        -------      -------

Net interest income after provision for loan losses..........................     10,976          7,576        5,784
                                                                                  ------         ------       ------

Noninterest income:
     Service fees on deposit accounts........................................      1,152            816          566
     Gain (loss) from sale of securities available for sale..................        101            237          (10)
     Income from mortgage banking activity...................................         57             56           39
     Leasing fees and commissions............................................        647            508          131
     Income from bank owned life insurance...................................        354             71           52
     Other income............................................................        545            299          253
                                                                                 -------       --------      -------

          Total noninterest income...........................................      2,856          1,987        1,031
                                                                                  ------        -------       ------

Noninterest expenses:
     Salaries and employee benefits..........................................      5,605          4,273        3,230
     Occupancy expense.......................................................      1,958          1,502          968
     Data processing.........................................................        608            409          224
     Federal deposit insurance premium.......................................        107             93          181
     Advertising.............................................................        249            205          186
     Stationary, printing and supplies.......................................        300            216          195
     Telephone and postage ..................................................        263            215          174
     SAIF special assessment.................................................       -                -           470
     Other expense...........................................................      1,042            741          696
                                                                                  ------        -------      -------

          Total noninterest expenses.........................................     10,132          7,654        6,324
                                                                                  ------         ------       ------

Earnings before income taxes ................................................      3,700          1,909          491

          Income taxes.......................................................      1,179            654          177
                                                                                  ------        -------      -------

Net earnings.................................................................   $  2,521          1,255          314
                                                                                  ======         ======      =======

Earnings per share:
     Basic................................................................... $      .38            .31          .08
                                                                                ========        =======      =======

     Diluted................................................................. $      .37            .30          .08
                                                                                ========        =======      =======

See accompanying Notes to Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($ IN THOUSANDS)

                                                                                                          ACCUMULATED
                                                            COMMON STOCK                                     OTHER
                                                         ------------------       ADDITIONAL                COMPRE-       TOTAL
                                                         NUMBER OF                 PAID-IN      RETAINED    HENSIVE    STOCKHOLDERS'
                                                          SHARES     AMOUNT        CAPITAL      EARNINGS    INCOME        EQUITY
                                                         ---------   ------       ----------    --------  -----------  -------------
Balance at December 31, 1995...........................  3,121,671     $ 3,122         8,462           926         4         12,514
                                                                                                    ------      ----         ------

Comprehensive income:

    Net earnings for 1996..............................       -            -             -             314        -             314

    Net change in unrealized gains on available-
       for-sale securities, net of taxes...............       -            -             -              -         66             66
                                                                                                  --------      ----      ---------

Comprehensive income...................................       -            -             -             314        66            380
                                                                                                    ------      ----       --------

Shares issued under employee stock purchase plan.......      7,270           7            19            -         -              26

Shares issued in exchange for Liberty Leasing
    Corporation........................................     30,000          30           120            -         -             150

Shares issued under stock option plan..................      9,000           9            21            -         -              30

Stock dividend.........................................    158,089         158           632          (790)       -             -
                                                        ----------      ------       -------        ------    ------      ---------

Balance at December 31, 1996...........................  3,326,030       3,326         9,254           450        70         13,100
                                                                                                    ------     -----         ------

Comprehensive income:

    Net earnings for 1997..............................       -            -             -           1,255        -           1,255

    Net change in unrealized gains on available-
       for-sale securities, net of taxes...............       -            -             -              -        115            115
                                                                                                  --------       ---         ------

Comprehensive income...................................       -            -             -           1,255       115          1,370
                                                                                                     -----       ---          -----

Shares issued under employee stock purchase plan.......      7,691           8            31            -         -              39

Shares issued under stock option plan..................      5,595           6            13            -         -              19

Shares issued to directors as compensation ............      3,360           3            10            -         -              13
                                                        ----------     -------       -------      --------     -----       --------

Balance at December 31, 1997...........................  3,342,676       3,343         9,308         1,705       185         14,541
                                                                                                     -----       ---         ------

Comprehensive income:

    Net earnings for 1998..............................       -           -             -            2,521                    2,521

    Net change in unrealized gains on available-
       for-sale securities, net of taxes...............       -           -             -               -        201            201
                                                                                                  --------       ---        -------

Comprehensive income...................................       -           -             -            2,521       201          2,722
                                                                                                     -----       ---         ------

Shares issued in exchange for Citizens National
    Bank and Trust Company.............................  1,949,919       1,950         8,774            -        -           10,724

Shares issued under employee stock purchase plan.......     15,818          16            68            -        -               84

Shares issued under stock option plan..................    177,875         178           669            -        -              847

Shares issued to directors as compensation.............      8,330           8            42            -        -               50

Cash for fractional shares.............................       -           -             -               (4)      -               (4)

Stock dividends........................................  1,149,099       1,149         2,536        (3,685)      -             -
                                                         ---------       -----        ------         -----     -----      ---------

Balance at December 31, 1998...........................  6,643,717     $ 6,644        21,397           537       386         28,964
                                                         =========       =====        ======        ======       ===         ======

See accompanying Notes to Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                    1998          1997         1996
                                                                                    ----          ----         ----
Cash flows from operating activities:
     Net earnings........................................................       $  2,521          1,255          314
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation....................................................            910            778          463
         (Increase) decrease in other assets.............................         (1,242)            25         (140)
         Provision for loan losses.......................................            440            437          401
         Deferred income tax (credit) provision..........................             90           (183)        (119)
         Income from mortgage banking activity...........................            (57)           (56)         (39)
         (Decrease) increase in other liabilities........................            (10)           624          (99)
         Increase (decrease) in accrued interest receivable..............            173           (213)        (109)
         Net amortization of fees, premiums and discounts................            190             (9)         (61)
         Write-down on foreclosed real estate............................              5           -             106
         (Gain) loss on sale of  securities available for sale...........           (101)          (237)          10
         (Gain) loss on sale of other real estate........................           -               (23)          17
         Proceeds from sale of loans held for sale.......................          4,223          6,429        5,225
         Originations of loans held for sale.............................         (3,460)        (6,768)      (5,247)
         Stock issued for compensation...................................             50             13         -
         Amortization of goodwill........................................            104           -            -
         Decrease in goodwill from sale of trust operations..............            322           -            -
                                                                                 -------      ---------   ----------

             Net cash flow provided by operating activities..............          4,158          2,072          722
                                                                                  ------         ------     --------

Cash flows from investing activities:
     Net increase in loans...............................................        (55,276)       (10,331)     (39,265)
     Purchase of securities available for sale...........................        (26,479)       (37,420)     (27,384)
     Proceeds from sale and maturity of securities available for sale....         29,070         21,932       16,378
     Principal repayments on securities available for sale...............         15,613          2,914        4,421
     Proceeds from sale of foreclosed real estate, net ..................           -                74          269
     Net purchase of premises and equipment..............................         (3,472)        (1,306)      (2,756)
     Purchase bank owned life insurance..................................        (10,008)          -            -
     Purchase of Citizens National Bank and Trust, net cash acquired.....          9,323           -            -
                                                                                 -------      ---------   ----------

             Net cash used in investing activities.......................        (41,229)       (24,137)     (48,337)
                                                                                  ------         ------       ------

Cash flows from financing activities:
     Net increase (decrease) in time deposits............................         17,533         (2,128)      20,223
     Net increase in demand, savings, NOW and
         money-market deposit accounts...................................         33,160         21,894       19,920
     Net (decrease) increase of other borrowings.........................         (4,799)         8,190        8,248
     Issuance of common stock............................................            931             71           56
     Cash dividend paid for fractional shares............................             (4)
                                                                                 -------      ---------   ----------

             Net cash provided by financing activities...................         46,821         28,027       48,447
                                                                                  ------         ------       ------

             Net increase in cash and cash equivalents...................          9,750          5,962          832

Cash and cash equivalents at beginning of year...........................         17,949         11,987       11,155
                                                                                  ------         ------       ------

Cash and cash equivalents at end of year.................................       $ 27,699         17,949       11,987
                                                                                  ======         ======       ======

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Interest    ....................................................       $  8,763          5,918        4,635
                                                                                  ======         ======       ======

         Income taxes....................................................       $  1,412            623          427
                                                                                  ======        =======      =======

     Noncash transactions:
         Reclassification of loans to foreclosed real estate.............       $    314            179         -
                                                                                 =======        =======    =========

         Reclassification of foreclosed real estate to loans.............       $  -                128          106
                                                                                 =======        =======      =======

         Issuance of common stock for acquisition of Liberty Leasing.....       $  -               -             150
                                                                                 =======      =========      =======

         Acquisition of Citizens National Bank and Trust:

             Fair value of assets acquired...............................       $ 77,744           -            -
                                                                                  ======      =========    =========

             Liabilities assumed.........................................       $ 67,020           -            -
                                                                                  ======      =========    =========

             Common stock issued.........................................       $ 10,724           -            -
                                                                                  ======      =========    =========

See accompanying Notes to Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              DECEMBER 31, 1998 AND 1997 AND FOR EACH OF THE YEARS
                IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1998


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    GENERAL. Gulf West Banks, Inc. (the "Holding Company") is a one-bank holding company which owns 100% of the outstanding stock of Mercantile Bank (the "Mercantile") and Liberty Leasing Corporation ("Liberty"). Mercantile is a State (Florida) chartered commercial bank. Mercantile, through eleven banking offices, provides a wide range of banking services to individuals and businesses located primarily in Pinellas, Hillsborough and Pasco Counties, Florida. Liberty is an equipment leasing company that arranges financing for a variety of equipment for all types of businesses and is headquartered in Tampa, Florida. The Holding Company's only business activities are the operations of Mercantile and Liberty. Collectively the entities are referred to as "Gulf West". Gulf West operates in only one reportable industry segment: banking.

    BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of Gulf West conform to generally accepted accounting principles and to general practice within the banking industry.

    ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    SECURITIES. Mercantile may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which Mercantile has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on securities available for sale and held to maturity are recognized in interest income using the interest method over the period to maturity.

    LOANS HELD FOR SALE. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.

    LOANS RECEIVABLE. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

       Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

       The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
    LOANS RECEIVABLE, CONTINUED. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on Mercantile's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

    FORECLOSED REAL ESTATE. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included in the statements of earnings.

    PREMISES AND EQUIPMENT. Premises and equipment are stated at cost less accumulated depreciation. Depreciation of premises and equipment is provided on the straight-line basis over the estimated useful life of the related asset.

    ADVERTISING.  Gulf West expenses all media advertising as incurred.

    INCOME TAXES. Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of nontaxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

    STOCK-BASED COMPENSATION. Statement of Financial Accounting Standards No.
       123, "Accounting for Stock-Based Compensation" ("Statement 123") establishes a "fair value" based method of accounting for stock-based compensation plans and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). Gulf West has elected to follow Opinion 25 and related interpretations in accounting for its employee stock options.

    COMPREHENSIVE INCOME. On January 1, 1998, Gulf West adopted Financial
       Accounting Standards 130 - Reporting Comprehensive Income. This Statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net earnings and net change in unrealized gains (losses) on available- for-sale securities, net of taxes and is presented in the consolidated statements of stockholders' equity. The adoption of SFAS 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

    EARNINGS PER SHARE. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method.

    OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS. In the ordinary course of business, Gulf West has entered into off-balance- sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
    FAIR VALUES OF FINANCIAL INSTRUMENTS. The following methods and assumptions were used by Gulf West in estimating fair values of financial instruments disclosed herein:

       CASH AND CASH EQUIVALENTS. The carrying amounts of cash and cash equivalents approximate their fair value.

       SECURITIES AVAILABLE FOR SALE. Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

       LOANS. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

       DEPOSIT LIABILITIES. The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

       SHORT-TERM BORROWINGS. Rates currently available to Gulf West for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

       ACCRUED INTEREST. The carrying amounts of accrued interest approximate their fair values.

       OFF-BALANCE-SHEET INSTRUMENTS. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

    RECLASSIFICATIONS. Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

    FUTURE ACCOUNTING REQUIREMENTS. Financial Accounting Standards 133 -
       ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Gulf West will be required to adopt this Statement effective January 1, 2000. Management does not anticipate that this Statement will have a material impact on Gulf West.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS
    During January 1998, Gulf West acquired Citizens National Bank and Trust
       Company, Port Richey, Florida ("Citizens"). Gulf West exchanged 2.4 million shares of its common stock (adjusted for subsequent stock dividends) for all the outstanding shares of Citizens. Citizens operated one banking office in Pasco County, Florida. Gulf West accounted for this transaction using the purchase method of accounting. The excess purchase price over fair market value of the underlying net assets was allocated to goodwill. During 1998 Mercantile sold its trust operations and reduced the acquired goodwill by the proceeds. Goodwill of $1.6 million, after this reduction, is being amortized over 20 years. The unaudited pro forma results below assume the acquisition occurred at the beginning of the year ended December 31, 1996 (dollars in thousands, except per share amounts):

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                      1997             1996
                                                      ----             ----

      Interest income............................  $ 19,327           15,834
                                                     ======           ======
      Net interest income........................  $  9,869            8,235
                                                     ======          =======
      Net earnings...............................  $  1,531              809
                                                     ======          =======

      Earnings per share:
         Basic...................................  $    .38              .20
                                                     =======         =======
         Diluted.................................  $    .37              .20
                                                     =======         =======

    In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1996 or of future operations of the combined entities under the ownership and management of Gulf West.

    During 1996, Gulf West acquired all the outstanding common shares of Liberty in exchange for 38,115 shares of its common stock. The acquisition has been accounted for using the purchase method of accounting. Liberty had nominal assets and liabilities and goodwill of $157,000 resulted. Goodwill is being amortized over ten years.

(3) SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
    Mercantile enters into purchases of securities under agreements to resell substantially identical securities. At December 31, 1998 and 1997, these agreements matured daily. The agreements were with a major bank. Securities purchased under agreements to resell averaged approximately $8,099,000 and $6,061,000 during 1998 and 1997, and the maximum amounts outstanding at any month-end during 1998 and 1997 were $17,000,000 and $10,522,000, respectively.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(4) SECURITIES AVAILABLE FOR SALE
    Debt securities have been classified according to management's intent. The carrying amounts and approximate fair values are as follows (in thousands):

                                                                            GROSS          GROSS
                                                        AMORTIZED        UNREALIZED     UNREALIZED         FAIR
                                                          COST              GAINS         LOSSES           VALUE
                                                        --------         ----------     ----------         -----
    SECURITIES AVAILABLE FOR SALE:
       DECEMBER 31, 1998:
           U.S. agency obligations...................   $  8,001              127            -             8,128
           U.S. Treasury securities..................      8,237               64            -             8,301
           Corporate and other obligations...........      6,141              117            -             6,258
           Mortgage-backed securities................     46,090              315             5           46,400
                                                          ------              ---            --           ------

                                                        $ 68,469              623             5           69,087
                                                          ======              ===            ==           ======

       DECEMBER 31, 1997:
           U.S. agency obligations...................      1,000                4             -            1,004
           U.S. Treasury securities..................     11,454              140            19           11,575
           Mortgage-backed securities................     40,432              190            18           40,604
                                                          ------              ---            --           ------

                                                        $ 52,886              334            37           53,183
                                                          ======              ===            ==           ======

    The scheduled maturities of securities available for sale at December 31, 1998 are as follows (in thousands).

                                                                                          AT DECEMBER 31, 1998
                                                                                          --------------------
                                                                                          AMORTIZED      FAIR
                                                                                            COST         VALUE
                                                                                            ----         -----
           Due in one year or less...................................................     $   7,287        7,313
           Due after one year through five years.....................................        10,439       10,615
           Due in five years to ten years............................................         2,388        2,452
           Due after ten years.......................................................         2,266        2,307
           Mortgage-backed securities................................................        46,089       46,400
                                                                                            -------       ------

                                                                                           $ 68,469       69,087
                                                                                             ======       ======

    For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(4) SECURITIES AVAILABLE FOR SALE, CONTINUED
    Securities sales transactions are summarized as follows (in thousands):

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                 1998          1997         1996
                                                                                 ----          ----         ----
              Principal received from sales ..............................    $ 3,000        19,582        9,478
                                                                                =====        ======        =====

              Gross gains.................................................        101           237         -
              Gross loss..................................................         -            -             10
                                                                             --------      --------       ------

              Net gain (loss).............................................   $    101           237          (10)
                                                                               ======        ======       ======

    Gulf West had pledged securities with book values as follows:

                                                                                            AT DECEMBER 31,
                                                                                          -------------------
                                                                                          1998           1997
                                                                                          ----           ----
              Security for public funds...................................              $ 8,922,000    3,622,000
              Treasury tax deposits.......................................                  307,000      498,000
              As bankruptcy trustee.......................................              $ 4,056,110    4,030,000
                                                                                          =========    =========

(5) LOANS
    The components of loans was as follows (in thousands):

                                                                                               AT DECEMBER 31,
                                                                                            -------------------
                                                                                            1998           1997
                                                                                            ----           ----

           Commercial...............................................................   $  30,102            19,752
           Commercial real estate...................................................     125,089            72,396
           Residential real estate..................................................      43,427            18,966
           Consumer.................................................................      12,496            13,177
                                                                                        --------           -------

              Subtotal..............................................................     211,114           124,291

           Net deferred loan fees, premiums and discounts...........................         (70)             (172)
           Allowance for loan losses................................................      (2,436)           (1,564)
                                                                                        --------          --------

                                                                                       $ 208,608           122,555
                                                                                         =======           =======

    An analysis of the change in the allowance for loan losses follows (in thousands):

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                     -----------------------------
                                                                                     1998          1997       1996
                                                                                     ----          ----       ----

           Balance at January 1.................................................  $ 1,564         1,184        830
                                                                                    -----         -----     ------

           Loans charged off....................................................     (183)          (96)       (54)
           Recoveries...........................................................       87            39          7
                                                                                   ------        ------    -------

              Net loans charged off.............................................      (96)          (57)       (47)

           Provision from acquisition of Citizens National Bank and Trust.......      528          -          -
           Provision for loan losses............................................      440           437        401
                                                                                   ------        ------      -----

           Balance at December 31...............................................  $ 2,436         1,564      1,184
                                                                                    =====         =====      =====

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(5) LOANS, CONTINUED
    Impaired loans were as follows (in thousands):

                                                                                     1998          1997       1996
                                                                                     ----          ----       ----

           Balance at end of year.............................................     $  -             489        494
           Average balance during year........................................        243           492        501
           Total related allowance for losses.................................        -             100        100
           Interest income recognized on impaired loans.......................        -              38         52
                                                                                    =====           ===        ===

    CREDIT RISK AND CREDIT LOSSES. A credit risk concentration results when Gulf
       West has a significant credit exposure to an individual or a group engaged in similar activities or having similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

    Most of Gulf West's business activity is with customers located within Pinellas, Pasco and Hillsborough Counties, Florida. The loan portfolio is diversified among individuals and types of industries. Loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The amount of collateral obtained upon extension of credit is based on Gulf West's credit evaluation of the customer. Collateral primarily includes accounts receivable, inventory, property and equipment, income-producing commercial properties and residential homes.

    LOANS TO RELATED PARTIES. The aggregate amount of loans owed to Gulf West by its executive and senior officers, directors, and their related entities at December 31, 1998 and 1997 was approximately $2,041,000 and $1,105,000, respectively. The loans outstanding as of December 31, 1998 were made up of $1,426,000 of mortgage loans and $615,000 of various other types of loans. These loans have been made on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.

(6) PREMISES AND EQUIPMENT
    A summary of premises and equipment follows (in thousands):

                                                                                               AT DECEMBER 31,
                                                                                            --------------------
                                                                                            1998            1997
                                                                                            ----            ----

             Land.....................................................................    $  3,637           1,800
             Buildings and leasehold improvements.....................................       5,546           4,125
             Furniture, fixtures and equipment........................................       4,657           3,692
                                                                                            ------           -----

                 Total, at cost.......................................................      13,840           9,617

             Less accumulated depreciation............................................      (3,862)         (2,574)
                                                                                            ------           -----

                                                                                          $  9,978           7,043
                                                                                            ======           =====

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(6) PREMISES AND EQUIPMENT, CONTINUED
    Gulf West leases facilities and certain equipment under operating leases with noncancellable terms. Rent expense amounted to approximately $558,000, $388,000 and $248,000 for the years ended December 31, 1998,
         1997 and 1996, respectively. A summary of the operating lease commitments at December 31, 1998 follows (in thousands):

                 YEAR ENDING
                 DECEMBER 31,                                         AMOUNT
                 ------------                                         ------
                     1999........................................   $    611
                     2000........................................        617
                     2001........................................        564
                     2002........................................        538
                     2003........................................        509
                     Thereafter..................................      2,097
                                                                       -----

                                                                     $ 4,936
                                                                       =====
(7) LOAN SERVICING
     Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans are summarized as follows (in thousands):

                                                              AT DECEMBER 31,
                                                            ------------------
                                                            1998          1997
                                                            ----          ----
         Loan portfolios serviced for:
                 FNMA.............................        $ 11,223       15,210
                 FHLMC............................           2,155        3,765
                 Other investors..................           3,605        3,633
                                                            ------       ------

                                                          $ 16,983       22,608
                                                            ======       ======

             Custodial balances maintained in connection
                 with loans serviced for others.......... $    502          388
                                                          ========      =======

(8) DEPOSITS
     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $35,393,000 and $20,503,000 at December 31, 1998 and 1997, respectively.

     A schedule of maturities for certificate accounts follows (in thousands):

                                                             AT DECEMBER 31,
                 YEAR ENDING                                 ---------------
                 DECEMBER 31,                                     1998
                 ------------                                     ----
                     1999........................................ $ 92,070
                     2000 and 2001...............................   28,480
                     2002 and 2003...............................    7,361
                     Thereafter..................................        3
                                                                   -------
                                                                 $ 127,914
                                                                   =======

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(9) OTHER BORROWINGS
     Securities sold under reverse repurchase agreements were delivered to the broker-dealers who arranged the transactions. Securities collateralizing customer reverse repurchase agreements are held by a third party. The agreements at December 31, 1998 mature within three months. Information concerning securities sold under agreements to repurchase is summarized as follows ($ in thousands):

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                 ----------------------------
                                                                                 1998        1997        1996
                                                                                 ----        ----        ----

             Average balance during the year...............................  $ 14,113       8,646       5,447
             Average interest rate during the year.........................      5.33%       5.25%       4.88%
             Maximum month-end balance during the year.....................  $ 18,644      18,237      12,547

     The average rate was determined by dividing the total interest paid by the average outstanding borrowings.

     Securities pledged as collateral for these agreements are as follows (in thousands):

                                                                               AT DECEMBER 31,
                                                                               ---------------
                                                                                   1998
                                                                                   ----
             Carrying value, at estimated fair value...........................   $ 17,439
                                                                                    ======

     At December 31, 1998 and 1997, Gulf West had six variable-rate lines of credit from other financial institutions, totaling $20,500,000 and $12,500,000, respectively. At December 31, 1998 and 1997, borrowings against these lines totaled $0 and $2,000,000, respectively.

(10) INCOME TAXES
     The consolidated provision for income taxes consisted of the following (in thousands):

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                          ---------------------------
                                                                                          1998       1997        1996
                                                                                          ----       ----        ----
                 Current:
                     Federal......................................................     $   962        751         278
                     State........................................................         127         86          18
                                                                                        ------       ----         ---

                         Total current............................................       1,089        837         296
                                                                                         -----        ---         ---

                 Deferred:
                     Federal......................................................          77       (156)       (102)
                     State........................................................          13        (27)        (17)
                                                                                       -------       ----         ---

                         Total deferred...........................................          90       (183)       (119)
                                                                                       -------        ---         ---

                         Total income taxes.......................................     $ 1,179        654         177
                                                                                         =====        ===         ===

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(10) INCOME TAXES, CONTINUED
    The provision for income taxes is different from that computed by applying the federal statutory rate of 34% as indicated in the following analysis (dollars in thousands):

                                                                        YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------
                                                           1998                  1997                    1996
                                                      -----------------    ------    --------      ------    --------
                                                                % OF                   % OF                    % OF
                                                               PRETAX                 PRETAX                  PRETAX
                                                      AMOUNT   EARNINGS    AMOUNT    EARNINGS      AMOUNT    EARNINGS
                                                      ------   --------    ------    --------      ------    --------
          Tax provision at statutory rate.......   $  1,258        34.0%    $ 649        34.0%      $ 167        34.0%
          Increase (reduction) in taxes
             resulting from:
                State taxes, net of federal income
                   tax benefit..................         92         2.5        39         2.1          18         3.7
                Tax-exempt income...............       (226)       (6.1)      (30)       (1.6)        (17)       (3.5)
                Other, net......................         55         1.5        (4)        (.2)          9         1.8
                                                    -------        ----      ----       -----        ----        ----

                Income tax provision............    $ 1,179        31.9%    $ 654        34.3%      $ 177        36.0%
                                                      =====        ====       ===        ====         ===        ====

    The tax effects of each type of item that gives rise to deferred taxes are as follows (in thousands):

                                                                                                      AT DECEMBER 31,
                                                                                                     ----------------
                                                                                                     1998        1997
                                                                                                     ----        ----
       Deferred tax assets:
          Allowance for loan losses.............................................................    $ 799         489
          Interest income from loans on nonaccrual status.......................................       13           2
          Deferred compensation.................................................................      140         101
                                                                                                      ---         ---

                Total gross deferred tax assets.................................................      952         592
                                                                                                      ---         ---

       Deferred tax liabilities:
          Net unrealized gain on securities available for sale..................................      232         112
          Accumulated depreciation..............................................................      308         143
          Purchase accounting adjustments, net..................................................      282         -
          Prepaid expenses......................................................................       12           9
                                                                                                     ----        ----

                Total gross deferred tax liabilities............................................      834         264
                                                                                                      ---         ---

                Net deferred tax asset..........................................................    $ 118         328
                                                                                                      ===         ===

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(11) FINANCIAL INSTRUMENTS
    Gulf West is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement Gulf West has in these financial instruments.

    Gulf West's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Gulf West uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Gulf West evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by Gulf West upon extension of credit is based on management's credit evaluation of the counterparty. Standby letters of credit and conditional commitments are issued by Gulf West to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that included in extending loans to customers.

    The estimated fair values of Gulf West's financial instruments were as follows (in thousands):

                                                                  AT DECEMBER 31, 1998          AT DECEMBER 31, 1997
                                                                 --------------------         ----------------------
                                                                 CARRYING         FAIR       CARRYING           FAIR
                                                                  AMOUNT          VALUE       AMOUNT            VALUE
                                                                  ------          -----       ------            -----
         Financial assets:
              Cash and cash equivalents.......................  $  27,699         27,699     $  17,949          17,949
              Securities available for sale...................     69,087         69,087        53,183          53,183
              Loans receivable................................    208,608        210,823       122,555         122,579
              Accrued interest receivable.....................      1,646          1,646         1,119           1,119

         Financial liabilities:
              Deposit liabilities.............................    286,372        287,832       169,101         169,335
              Short-term borrowings...........................     15,438         15,438        20,237          20,237

    A summary of the notional amounts of Gulf West's financial instruments, which approximate fair value, with off-balance- sheet risk at December 31, 1998, follows (in thousands):

              Unfunded loan commitments at variable rates..................................  $   7,079
              Available lines of credit....................................................  $  25,869
              Standby letters of credit....................................................  $   1,197

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(12)  STOCKHOLDERS' EQUITY
    The Board of Directors declared 10% stock dividends on November 19, 1998 and on January 15, 1998 and a 5% stock dividend in 1996. All per share amounts have been presented to reflect these stock dividends.

    During the years ended December 31, 1998, 1997 and 1996, Gulf West held securities classified as available-for-sale, which had unrealized gains (losses) of $201,000, $115,000 and $66,000 after tax. The before tax and after tax amount of these gains (losses), as well as the tax (expense) benefit is summarized below (in thousands).

                                                                                          TAX
                                                                           BEFORE       (EXPENSE)             AFTER
                                                                            TAX          BENEFIT               TAX
                                                                            ---          --------              ---
    DECEMBER 31, 1998:
       Unrealized holding gains.........................................    $ 423           (159)               264
       Reclassification adjustment for gains included in net earnings...     (101)            38                (63)
                                                                              ---            ---                ---

                                                                            $ 322           (121)               201
                                                                              ===            ===                ===
    DECEMBER 31, 1997:
       Unrealized holding losses........................................      (62)            29                (33)
       Reclassification adjustment for gains included in net earnings...      237            (89)               148
                                                                              ---            ---                ---

                                                                            $ 175            (60)               115
                                                                              ===            ===                ===
    DECEMBER 31, 1996:
       Unrealized holding gains.........................................      122            (50)                72
       Reclassification adjustment for gains included in net earnings...      (10)             4                 (6)
                                                                              ---           ----               ----

                                                                            $ 112            (46)                66
                                                                              ===            ===                ===

    The net after tax amounts of these unrealized gains have been included under the caption of comprehensive income in the accompanying statements of stockholders' equity.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(13) STOCK OPTION PLAN
    Certain key employees and directors of Gulf West have options to purchase shares of Gulf West's common stock under its stock option plan. Under the plan, the total number of shares which may be issued shall not exceed 12% (currently 797,246 shares) of Gulf West's total outstanding shares. At December 31, 1998, 210,449 remain available for grant. All per share amounts reflect the 10% stock dividends declared January 15, 1998 and November 19, 1998. A summary of stock options transactions follows ($ in thousands, except per share amounts):

                                                                                      RANGE
                                                                                     OF PER       WEIGHTED
                                                                                      SHARE       AVERAGE     AGGREGATE
                                                                        NUMBER OF    OPTION      PER SHARE      OPTION
                                                                         SHARES       PRICE        PRICE         PRICE
                                                                         ------       -----        -----         -----
           Outstanding at December 31, 1995......................        409,346   $ 2.41-3.54       2.72        1,112
           Options granted.......................................         12,705          3.54       3.54           45
           Options exercised.....................................        (11,116)    2.41-3.14       2.67          (30)
           Options forfeited.....................................         (9,133)    2.52-3.54       3.37          (29)
                                                                        --------                                ------

           Outstanding at December 31, 1996......................        401,802     2.41-3.54       2.74        1,098

           Options granted.......................................         80,390     4.23-4.54       4.43          356
           Options exercised.....................................         (6,770)    2.41-3.14       2.75          (19)
           Options forfeited.....................................         (4,764)         2.68       2.68          (13)
                                                                        --------                                ------

           Outstanding at December 31, 1997......................        470,658     2.65-3.89       3.02        1,422

           Options granted.......................................        327,140    4.96-11.82       5.26        1,720
           Options exercised.....................................       (211,001)    2.41-4.96       2.88         (607)
           Options forfeited.....................................          -            -            -             -
                                                                         -------                                 -----

           Outstanding at December 31, 1998......................        586,797  $ 2.41-11.82       4.32        2,535
                                                                         =======    ==========       ====        =====

    The weighted-average remaining contractual life of the outstanding stock options at December 31, 1998, 1997 and 1996 was eighty-eight months, sixty-eight months and sixty-nine months, respectively.

    These options are exercisable as follows:

                                                                                 NUMBER        WEIGHTED-AVERAGE
               YEAR ENDING                                                      OF SHARES       EXERCISE PRICE
               -----------                                                      ---------       --------------
                     1999...................................................      432,904            $ 3.97
                     2000...................................................       55,680              5.18
                     2001...................................................       53,031              5.28
                     2002...................................................       45,182              5.46
                                                                                  -------              ----

                                                                                  586,797            $ 4.32
                                                                                  =======              ====

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(13) STOCK OPTION PLAN, CONTINUED
    FASB Statement 123 requires proforma information regarding net earnings and earnings per share. This proforma information has been determined as if Gulf West had accounted for its employee stock options under the fair value method of that statement and is as follows:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                    1998         1997          1996
                                                                                    ----         ----          ----
               Net earnings:
                     As reported................................................$  2,521        1,255           314
                                                                                   =====        =====           ===

                     Proforma...................................................$  2,074        1,215           290
                                                                                   =====        =====           ===

               Basic earnings per share:
                     As reported................................................$     .38         .31           .08
                                                                                  =======     =======           ===

                     Proforma ..................................................$     .31         .30           .07
                                                                                  =======     =======           ===

               Diluted earnings per share:
                     As reported................................................$     .37         .30           .08
                                                                                  =======     =======           ===

                     Proforma...................................................$     .31         .29           .07
                                                                                  =======     =======           ===

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                    1998         1997          1996
                                                                                    ----         ----          ----

               Risk-free interest rate...........................................    6.0%         6.0%          6.0%
               Dividend yield....................................................   -   %        -   %         -   %
               Expected volatility...............................................     20%        -   %*        -   %*
               Expected life in years............................................     10           10            10

    *  There was no active market in 1997 and 1996.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(14)  EARNINGS PER SHARE ("EPS")
    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Options to purchase 2,200 shares and 42,000 shares of common stock at $11.82 and $5.50 a share in 1998 and 1997 were not included in the computation of diluted EPS because the options exercise price was not less than the average market price of the common shares. These options expire on June 17, 2008 and August 21, 2007, respectively ($ in thousands, except per share amounts).

                                                           FOR THE YEAR ENDED DECEMBER 31,
                               -------------------------------------------------------------------------------------
                                          1998                         1997                          1996
                               -------------------------  ----------------------------   ---------------------------
                                       WEIGHTED-   PER              WEIGHTED-    PER              WEIGHTED-     PER
                                        AVERAGE   SHARE              AVERAGE    SHARE              AVERAGE     SHARE
                               EARNINGS  SHARES   AMOUNT  EARNINGS   SHARES     AMOUNT   EARNINGS   SHARES     AMOUNT
                               --------  ------   ------  --------   ------     ------   --------   ------     ------
     Basic EPS:
         Net earnings
          available to
          common
          stockholders...... $ 2,521   6,603,587  $ .38  $ 1,255    4,037,359    $ .31       314   3,989,731    $ .08
                                                    ===                            ===                            ===

     Effect of dilutive
       securities-
         Incremental shares
          from assumed
          exercise of
          options ..........             177,379                      103,950                         85,423
                                       ---------                    ---------                      ---------

     Diluted EPS:
         Net earnings
          available to
          common
          stockholders
          and assumed
          conversions....... $ 2,521   6,780,966  $ .37  $ 1,255    4,141,309    $ .30     $ 314   4,075,154    $ .08
                               =====   =========    ===    =====    =========      ===       ===   =========      ===

(15) REGULATORY MATTERS
     Mercantile and Gulf West are subject to various regulatory capital requirements administered by the various banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Gulf West's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Mercantile must meet specific capital guidelines that involve quantitative measures of Mercantile's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Mercantile's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Mercantile to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that Mercantile meets all capital adequacy requirements to which it is subject.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(15) REGULATORY MATTERS, CONTINUED
     As of December 31, 1998, the most recent notification from the State and Federal regulators categorized Mercantile as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Mercantile must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Mercantile's category.

     Mercantile's actual capital amounts and ratios are also presented in the table.

                                                                                                     TO BE WELL
                                                                                                  CAPITALIZED UNDER
                                                                        FOR CAPITAL               PROMPT CORRECTIVE
                                              ACTUAL                 ADEQUACY PURPOSES:           ACTION PROVISIONS:
                                       ---------------------        --------------------        ---------------------
                                       AMOUNT        PERCENT        AMOUNT       PERCENT        AMOUNT        PERCENT
                                       ------        -------        ------       -------        ------        -------
     AS OF DECEMBER 31, 1998:
         Total capital (to Risk-
         Weighted Assets).......... $  28,340            12.6%    $ 17,965           8.0%      $ 22,456          10.0%
         Tier I Capital (to Risk-
         Weighted Assets)..........    25,904            11.5        8,979           4.0         13,468           6.0
         Tier I Capital
         (to Average Assets).......    25,904             8.1       12,856           4.0         16,069           5.0

     AS OF DECEMBER 31, 1997:
         Total capital (to Risk-
         Weighted Assets)..........  $ 15,458            11.3%    $ 10,922           8.0%      $ 13,652          10.0%
         Tier I Capital (to Risk-
         Weighted Assets)..........    13,894            10.2        5,461           4.0          8,191           6.0
         Tier I Capital
         (to Average Assets).......    13,894             7.5        7,397           4.0          9,246           5.0

(16) PROFIT SHARING PLAN
     Gulf West sponsors a Section 401(k) profit sharing plan. The profit sharing plan is available to all employees electing to participate after meeting certain length-of-service requirements. Gulf West's contributions to the profit sharing plan are comprised of two components: a guaranteed match and a discretionary match. Expense relating to Gulf West's contributions to the profit sharing plan included in the accompanying consolidated statements of earnings was approximately $89,000, $63,000 and $49,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(17) DEFERRED COMPENSATION PLANS
     Gulf West has deferred compensation agreements with certain officers. The terms of the agreements provide for the payments of specified benefits to these participants upon severance or retirement or their beneficiaries in the event of death of the participant while employed by Gulf West or while receiving benefits. Gulf West is accruing the present value of the future benefits over the terms of the agreements. The expense of the deferred compensation plans included in the accompanying consolidated statements of earnings was approximately $111,000, $96,000 and $76,000 for the years ended December 31, 1998,
        1997 and 1996, respectively.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(18)  PARENT COMPANY ONLY FINANCIAL STATEMENTS
     Condensed financial statements of the Holding Company are presented below.

                                               CONDENSED BALANCE SHEETS
                                                    (IN THOUSANDS)

                                                                                                   AT DECEMBER 31,
                                                                                                  ------------------
                                                                                                  1998         1997
                                                                                                  ----         ----
         ASSETS

         Cash and cash equivalents with subsidiary...........................................   $    581          152
         Investments in wholly-owned subsidiaries............................................     27,980       14,138
         Other assets........................................................................        405          251
                                                                                                 -------      -------

             Total...........................................................................   $ 28,966       14,541
                                                                                                  ======       ======

         LIABILITIES AND STOCKHOLDERS' EQUITY

         Other liabilities...................................................................          2         -
         Stockholders' equity................................................................     28,964       14,541
                                                                                                  ------       ------

             Total...........................................................................   $ 28,966       14,541
                                                                                                  ======       ======

                                           CONDENSED STATEMENTS OF EARNINGS
                                                    (IN THOUSANDS)

                                                                                                 FOR THE
                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       ------------------------------
                                                                                        1998        1997         1996
                                                                                        ----        ----         ----

         Revenues    ............................................................    $  -           -              -
         Expenses    ............................................................        269          62           25
                                                                                       -----      ------          ---

             Loss before earnings of subsidiaries and income tax benefit.........       (269)        (62)         (25)

         Income tax benefit......................................................        (94)        (24)          -

         Earnings of subsidiaries................................................      2,696       1,293          339
                                                                                       -----       -----          ---

             Net earnings........................................................    $ 2,521       1,255          314
                                                                                       =====       =====          ===

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(18)  PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED

                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)

                                                                                                  FOR THE
                                                                                            YEAR ENDED DECEMBER 31,
                                                                                        -----------------------------
                                                                                        1998        1997         1996
                                                                                        ----        ----         ----
         Cash flows from operating activities:
             Net earnings........................................................    $ 2,521       1,255          314
             Adjustments to reconcile net earnings to net cash used in
               operating activities:
                 Equity in undistributed earnings of subsidiaries................     (2,696)     (1,293)        (339)
                 Net (increase) decrease in other assets.........................       (154)        (82)          12
                 Decrease in other liabilities...................................         (2)      -              -
                                                                                      ------      ------      -------

                     Net cash used in operating activities.......................       (331)       (120)         (13)
                                                                                      ------      ------      -------

         Cash flows from investing activities-
             Investment in subsidiaries..........................................       (167)        (62)      (3,082)
                                                                                     -------      ------        -----

                     Net cash used in investing activities.......................       (167)        (62)      (3,082)
                                                                                     -------      ------        -----

         Cash flows from financing activities:
             Net proceeds from issuance of common stock..........................        931          58           56
             Cash dividends for fractional shares................................         (4)       -             -
                                                                                   ---------    --------     --------

                     Net cash provided by financing activities...................        927          58           56
                                                                                    --------     -------      -------

         Net increase (decrease) in cash and cash equivalents....................        429        (124)      (3,039)

         Cash and cash equivalents, beginning of year............................        152         276        3,315
                                                                                      ------      ------        -----

         Cash and cash equivalents, end of year..................................   $    581         152          276
                                                                                      ======      ======       ======

(19) YEAR 2000 ISSUES
    Gulf West is acutely aware of the many areas affected by the Year 2000 computer issue, as addressed by the Federal Financial Institutions Examination Council ("FFIEC") in its interagency statement which provided an outline for institutions to effectively manage the Year 2000 challenges. A Year 2000 plan has been approved by the Board of Directors which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing, and contingency planning.

    Gulf West has formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. Gulf West has completed its awareness, assessment and renovation phases and is actively involved in validating and implementing its plan. At the present time, Gulf West has substantially completed its testing phase, the results of which indicate that Gulf West's internal systems appear to be Year 2000 ready. Since it routinely upgrades and purchases technologically advanced software and hardware on a continual basis, Gulf West has determined that the cost of making modifications to correct any Year 2000 issues will not materially affect reported operating results.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(19) YEAR 2000 ISSUES, CONTINUED
    Gulf West's vendors and suppliers have been contacted for written confirmation of their product readiness for Year 2000 compliance. Negative or deficient responses are analyzed and periodically reviewed to prescribe timely actions within Gulf West's contingency planning. Gulf West's main service provider has completed testing of its mission critical application software and item processing software; the test results, which have been documented and validated, are deemed to be Year 2000 compliant. FFIEC guidance on testing Year 2000 compliance of service providers states that proxy tests are acceptable compliance tests. In proxy testing, the service provider tests with a representative sample of financial institutions that use a particular service, with the results of such testing shared with all similarly situated clients of the service provider. Gulf West has authorized the acceptance of proxy testing since the proxy tests have been conducted with financial institutions that are similar in type and complexity to its own, using the same version of the Year 2000 ready software and the same hardware and operating systems.

    Gulf West also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified and questionnaires have been completed to assess the inherent risks. Deposit customers have received statement stuffers and informational material in this regard. Gulf West plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

    Accordingly, management does not believe that Gulf West has incurred or will incur material costs associated with the Year 2000 issue. Yet, there can be no assurances that all hardware and software that Gulf West will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to customers and vendors inability to perform according to their agreements with Gulf West or the effects that other third parties may cause as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the issue or that the costs involved in such process will not have a material adverse effect on Gulf West's business, financial condition, and results of operations.

    Gulf West's contingency plans relative to Year 2000 issues have been formulated. Based on testing results to date (as noted above), Gulf West's mission critical systems have been deemed to be Year 2000 compliant and, therefore a contingency plan has not been developed with respect to those systems. With regards to non-mission critical internal systems, Gulf West's contingency plans are to replace those systems that test as being noncompliant. Alternatively, some systems could be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, Gulf West will terminate those relationships and transfer to other vendors. It is anticipated that Gulf West's deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly Gulf West will maintain higher liquidity levels.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Gulf West Banks, Inc.
St. Petersburg, Florida:


     We have audited the accompanying consolidated balance sheets of Gulf West Banks, Inc. and Subsidiaries ("Gulf West") at December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of Gulf West's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gulf West at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
January 15, 1999

                    RESPONSIBILITIES FOR FINANCIAL REPORTING




To Our Stockholders:

     Gulf West Banks, Inc. has prepared and is responsible for the following consolidated financial statements. The financial statements were prepared in conformity with generally accepted accounting principles in the United States. Other financial information in this Annual Report is consistent with the financial statements.

     Management maintains a system of internal control designed to provide reasonable, but not absolute, assurance that we are meeting our responsibility for the integrity and objectivity of the financial statements. This control system includes:

     - subsidiary reporting, including budget analysis, that provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements would be detected promptly
     -   a corporate code of professional ethics monitored regularly
     -   an internal audit function
     -   continuing review and evaluation of the control environment.

     The audit report of Hacker, Johnson, Cohen & Grieb PA, independent public accountants, follows the consolidated financial statements.

     The Board of Directors pursues its oversight role for these financial statements through its Audit Committee, composed solely of directors who are neither officers nor employees of Gulf West Banks, Inc. The Audit Committee meets periodically with the independent public accountants and internal auditors, with and without the presence of management, to review their activities and to discuss internal accounting control, auditing and financial reporting matters.




/s/ Gordon W. Campbell
----------------------
Gordon W. Campbell
Chairman and President


/s/ Barry K. Miller
----------------------
Barry K. Miller
Secretary/Treasurer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item regarding the Company's directors and executive officers is incorporated herein by reference to the information set forth under the caption "MANAGEMENT" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, as filed with the Commission on March 16, 1999 (the "1999 Proxy Statement"). The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption "EXECUTIVE COMPENSATION -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the information set forth under the caption "EXECUTIVE COMPENSATION" in the Company's 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to the information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mercantile has extended loans to various officers and directors of Mercantile and Gulf West. All of these loans were made in the ordinary course of business, were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this Annual Report on Form 10-K:

         (1) Financial Statements included in Form 10-K

         (2) All schedules have been included as an exhibit to this Annual Report on Form 10-K or the information is included elsewhere in the financial statements or notes thereto.

         (3) The exhibits required to be filed herewith are listed on the "Exhibit Index" commencing on page 53 herein.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                     GULF WEST BANKS, INC.


                                     By: /S/ GORDON W. CAMPBELL
                                         --------------------------------------
                                         Gordon W. Campbell, President

                                     Date: February 18, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


               SIGNATURE                               CAPACITY                                 DATE
               ---------                               --------                                 ----

GORDON W. CAMPBELL                      President, Chairman of the Board                 February 18, 1999
-----------------------------------
Gordon W. Campbell

/S/ BARRY K. MILLER                     Secretary/ Treasurer (principal                  February 18, 1999
-----------------------------------     financial officer and principal
Barry K. Miller                         accounting officer)


-----------------------------------     Director
Henry W. Hanff, M.D.

/S/ THOMAS M. HARRIS                    Director                                         February 18, 1999
-----------------------------------
Thomas M. Harris

/S/ PANDURANG V. KAMAT, M.D.            Director                                         February 19, 1999
-----------------------------------
Pandurang V. Kamat, M.D.

/S/ ALGIS KONCIUS                       Director                                         February 18, 1999
-----------------------------------
Algis Koncius

/S/ LOUIS P. ORTIZ                      Director                                         February 18, 1999
-----------------------------------
Louis P. Ortiz

/S/ JOHN C. PETAGNA, JR.                Director                                         February 18, 1999
-----------------------------------
John C. Petagna, Jr.

/S/ P.N. RISSER, III                    Director                                         February 18, 1999
-----------------------------------
P. N. Risser, III

/S/ ROSS E. ROEDER                      Director                                         February 18, 1999
-----------------------------------
Ross E. Roeder

                                  EXHIBIT INDEX

     EXHIBIT NUMBER                    DESCRIPTION OF DOCUMENT

         2*                  Amended and Restated Agreement and Plan of Merger by and among
                             Citizens National Bank and Trust Company, Inc., Gulf West Banks, Inc.
                             and Mercantile Bank
         3.1*                Articles of Incorporation of Gulf West Banks, Inc.
         3.2*                Bylaws of Gulf West Banks, Inc.
         10.1*               Form of Registration Rights Agreement with Gordon W. Campbell and
                             John Wm. Galbraith
         10.2*               Salary Continuation Agreements with Gordon W. Campbell, Barry K.
                             Miller, and Robert A. Blakley
         10.3*               Employment Contract with Gordon W. Campbell
         10.4*               Stock Option Plan
         10.5***             Agreement to transfer fiduciary accounts to SunTrust Bank, Nature Coast
         11**                Statement regarding computation of per share earnings
         21*                 Subsidiaries of Registrant
         23.1                Consent of Hacker, Johnson, Cohen & Grieb PA
         27                  Financial Data Schedule (for SEC use only)

     *incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-37307).

     **incorporated by reference to Note 1 of the Consolidated Financial Statements of Gulf West Banks, Inc. and Subsidiaries, as contained in this Annual Report on Form 10-K.

     ***incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 8, 1998.