Form 10-Q
period 1999-03-31
GULF WEST BANKS INC
filed 1999-05-06
CIK 932773

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

For the quarterly period ended March 31, 1999

                                    or

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ___________

                        Commission file number 000-23713

                              GULF WEST BANKS, INC.
              ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          FLORIDA                                                59-3276590
----------------------------                                 ------------------
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

                                YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK, PAR VALUE $1 PER SHARE                     6,660,843 SHARES
------------------------------------              -----------------------------
              (CLASS)                             OUTSTANDING AT MARCH 31, 1999

--------------------------------------------------------------------------------

                                                                  CONFORMED COPY

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                               PAGE
                                                                           ----
   Condensed Consolidated Balance Sheets -
     March 31, 1999 (unaudited) and December 31, 1998.........................2

   Condensed Consolidated Statements of Earnings -
     Three months ended March 31, 1999 and 1998 (unaudited)...................3

   Condensed Consolidated Statement of Stockholders' Equity -
     Three Months Ended March 31, 1999 (unaudited)............................4

   Condensed Consolidated Statements of Cash Flows -
     Three Months ended March 31, 1999 and 1998 (unaudited)...................5

   Notes to Condensed Consolidated Financial Statements (unaudited)...........6

   Review By Independent Certified Public Accountants.........................7

   Report on Review by Independent Certified Public Accountants...............8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS...............................................9-13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........14

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS....................................................14

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................15

SIGNATURES...................................................................16

EXHIBIT INDEX................................................................17

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                AT
                                                                       -----------------------
                                                                       MARCH 31,  DECEMBER 31,
            ASSETS                                                       1999         1998
                                                                       --------   ------------
                                                                      (UNAUDITED)
Cash and due from banks                                                $ 15,232       16,045
Federal funds sold and securities purchased under
    agreements to resell                                                 11,389       11,654
                                                                       --------     --------

            Total cash and cash equivalents                              26,621       27,699

Securities available for sale                                            64,386       69,087
Loans receivable, net of allowance for losses of $2,522 and $2,436      271,109      208,608
Premises and equipment, net                                              10,256        9,978
Cash surrender value of bank owned life insurance                        12,170       12,020
Accrued interest receivable                                               1,925        1,646
Deferred tax asset                                                          327          118
Goodwill, net                                                             1,619        1,643
Foreclosed real estate, net                                                 275          309
Other assets                                                              1,421        1,066
                                                                       --------     --------

            Total                                                      $390,109      332,174
                                                                       ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Demand deposits                                                      49,228       45,943
    Savings, NOW and money-market deposits                              123,304      112,515
    Time deposits                                                       168,744      127,914
                                                                       --------     --------

            Total deposits                                              341,276      286,372

    Other borrowings                                                     17,336       15,438
    Other liabilities                                                     2,008        1,400
                                                                       --------     --------

            Total liabilities                                           360,620      303,210
                                                                       --------     --------

Stockholders' equity:
    Class A preferred stock, $5 par value, authorized
        1,000,000 shares, none issued or outstanding                       --           --
    Common stock, $1 par value; 10,000,000 shares
        authorized, 6,660,843 and 6,643,717 issued and outstanding        6,661        6,644
    Additional paid-in capital                                           21,463       21,397
    Retained earnings                                                     1,090          537
    Accumulated other comprehensive income                                  275          386
                                                                       --------     --------

            Total stockholders' equity                                   29,489       28,964
                                                                       --------     --------

            Total                                                      $390,109      332,174
                                                                       ========     ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               ------------------------
                                                                  1999          1998
                                                               ----------    ----------
                                                                      (UNAUDITED)
Interest income:
    Loans receivable                                           $    4,916         3,731
    Interest on securities                                            912         1,296
    Other interest-earning assets                                     175           168
                                                               ----------    ----------

        Total interest income                                       6,003         5,195
                                                               ----------    ----------
Interest expense:
    Deposits                                                        2,640         2,018
    Other borrowings                                                  175           256
                                                               ----------    ----------

        Total interest expense                                      2,815         2,274
                                                               ----------    ----------

        Net interest income                                         3,188         2,921

Provision for loan losses                                             256           150
                                                               ----------    ----------

        Net interest income after provision for loan losses         2,932         2,771
                                                               ----------    ----------
Noninterest income:
    Service charges on deposit accounts                               311           259
    Leasing fees and commissions                                      165           134
    Income from fiduciary activities                                 --              66
    Income earned on bank owned life insurance                        150            78
    Other                                                             150           176
                                                               ----------    ----------
        Total noninterest income                                      776           713
                                                               ----------    ----------
Noninterest expense:
    Salaries and employee benefits                                  1,554         1,382
    Occupancy expense                                                 576           484
    Data processing                                                   198           150
    Advertising                                                        83            72
    Stationery and supplies                                            84            83
    Other                                                             451           354
                                                               ----------    ----------

        Total noninterest expense                                   2,946         2,525
                                                               ----------    ----------

Earnings before income taxes                                          762           959

        Income taxes                                                  209           344
                                                               ----------    ----------

Net earnings                                                   $      553           615
                                                               ==========    ==========

Basic earnings per share                                       $     0.08          0.09
                                                               ==========    ==========

Weighted-average number of shares outstanding for basic         6,656,562     6,550,863
                                                               ==========    ==========

Diluted earnings per share                                     $     0.08          0.09
                                                               ==========    ==========

Weighted-average number of shares outstanding for diluted       6,832,669     6,661,686
                                                               ==========    ==========

Dividends per share                                            $     --            --
                                                               ==========    ==========

See accompanying Notes to Condensed Consolidated Financial Statements.


                     GULF WEST BANKS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                           ACCUMULATED
                                          COMMON STOCK                                        OTHER
                                     -----------------------     ADDITIONAL                   COMPRE-         TOTAL
                                     NUMBER OF                    PAID-IN       RETAINED      HENSIVE     STOCKHOLDERS'
                                      SHARES         AMOUNT       CAPITAL       EARNINGS      INCOME          EQUITY
                                     ---------     ---------    -----------    ---------   -----------    ------------
Balance at December 31, 1998         6,643,717     $   6,644        21,397           537           386         28,964
                                                                               ---------     ---------      ---------
Comprehensive income:
     Net earnings (unaudited)             --            --            --             553          --              553

     Net change in unrealized
          gain on securities
          available for sale,
          net of tax of $68
          (unaudited)                     --            --            --            --            (111)          (111)
                                                                               ---------     ---------      ---------

Comprehensive income (unaudited)          --            --            --             553          (111)           442

Shares issued under stock
     option plan (unaudited)             6,353             6            28          --            --               34

Shares sold to employees
     (unaudited)                        10,773            11            38          --            --               49
                                     ---------     ---------     ---------     ---------     ---------      ---------
Balance at March 31, 1999
     (unaudited)                     6,660,843     $   6,661        21,463         1,090           275         29,489
                                     =========     =========     =========     =========     =========      =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  ---------------------
                                                                                    1999         1998
                                                                                  --------     --------
                                                                                       (UNAUDITED)
Cash flows from operating activities:
     Net earnings                                                                 $    553          615
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation                                                                  244          210
         Increase in other assets                                                     (481)        (896)
         Provision for loan losses                                                     256          150
         Deferred income tax credit                                                   (141)        (140)
         Income from mortgage banking activity                                          (4)         (29)
         Increase in other liabilities                                                 608          202
         (Increase) decrease in accrued interest receivable                           (279)         244
         Net amortization of fees, premiums and discounts                               63          (55)
         Proceeds from sales of loans held for sale                                    304        2,454
         Originations of loans held for sale                                          (300)      (2,115)
         Stock issued for compensation                                                --             50
                                                                                  --------     --------

              Net cash provided by operating activities                                823          690
                                                                                  --------     --------

Cash flows from investing activities:
     Purchase of securities available for sale                                      (5,019)        --
     Proceeds from maturity of securities available for sale                         5,355        8,800
     Principal repayments on securities available for sale                           4,070        2,151
     Proceeds from sale of FRB stock                                                  --            180
     Proceeds from sale of FHLB stock                                                 --            228
     Purchase of premises and equipment, net                                          (522)        (184)
     Net increase in loans                                                         (62,670)      (7,374)
     Purchase of Citizens National Bank & Trust, net cash acquired                    --          9,323
                                                                                  --------     --------

              Net cash (used in) provided by investing activities                  (58,786)      13,124
                                                                                  --------     --------

Cash flows from financing activities:
     Net increase (decrease) in time deposits                                       40,830       (9,503)
     Net increase in demand, savings, NOW and money-market deposit accounts         14,074       14,258
     Net increase (decrease) of other borrowings                                     1,898       (8,279)
     Issuance of common stock                                                           83          704
                                                                                  --------     --------

              Net cash provided by (used in) financing activities                   56,885       (2,820)
                                                                                  --------     --------

              Net (decrease) increase in cash and cash equivalents                  (1,078)      10,994

Cash and cash equivalents at beginning of period                                    27,699       17,949
                                                                                  --------     --------

Cash and cash equivalents at end of period                                        $ 26,621       28,943
                                                                                  ========     ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest                                                                 $  2,767        2,171
                                                                                  ========     ========

         Income taxes                                                             $     83          147
                                                                                  ========     ========
    Noncash transactions:

         Acquisition of Citizens National Bank and Trust:
              Fair value of assets acquired                                       $   --         77,744
                                                                                  ========     ========

              Liabilities assumed                                                 $   --         67,019
                                                                                  ========     ========

              Common stock issued                                                 $   --         10,725
                                                                                  ========     ========
              Accumulated other comprehensive income, net change in unrealized
                  gain on securities available for sale, net of tax               $   (111)          21
                                                                                  ========     ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL. In the opinion of the management of Gulf West Banks, Inc. (the "Company" or "Gulf West"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 1999 and the results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations and other data for the three-month period ended March 31, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999.

2.   LOAN IMPAIRMENT AND LOSSES. The Company had no impaired loans at March
       31, 1999. The Company had identified loans totaling $489,000 as impaired at March 31, 1998.

     The activity in the allowance for loan losses is as follows:

                                                THREE MONTHS ENDED
                                                       MARCH 31,
                                                --------------------
                                                 1999        1998
                                                -------     -------
                                                  (IN THOUSANDS)

       Balance at beginning of period           $ 2,436       1,564
       Provision for loan losses                    256         150
       Charge-offs, net of recoveries              (170)        (36)
       Purchased via acquisition of Citizens       --           528
                                                -------     -------

       Balance at end of period                 $ 2,522       2,206
                                                =======     =======


3. EARNINGS PER COMMON SHARE. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Options to purchase 2,200 shares of common stock at $11.82 a share issued in 1998 were not included in the computation of diluted EPS because the options exercise price was not less than the average market price of the common shares. These options expire on June 17, 2008 (dollars in thousands, except per share amounts).

                                                                 THREE MONTHS ENDED MARCH 31,
                                        ----------------------------------------------------------------------------
                                                          1999                                   1998
                                        ------------------------------------    ------------------------------------
                                                        WEIGHTED-      PER                     WEIGHTED-      PER
                                                         AVERAGE      SHARE                    AVERAGE       SHARE
                                          EARNINGS       SHARES       AMOUNT    EARNINGS        SHARES       AMOUNT
                                        ----------     ----------     ------    ----------     ----------    --------
Basic EPS:
    Net earnings available to
     common stockholders                $      553     $6,656,562     $ .08     $      615      6,550,863     $ 0.09
                                                                      =====                                   ======

Effect of dilutive securities-
    Incremental shares from assumed
     exercise of options                      --          176,107                    --          110,823
                                        ----------     ----------              ----------     ----------

Diluted EPS:
    Net earnings available to
     common stockholders
     and assumed conversions            $      553      6,832,669     $ .08     $      615     $6,661,686     $ 0.09
                                        ==========     ==========     =====     ==========     ==========     ======

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 1999, and for the three-month periods ended March 31, 1999 and 1998 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Gulf West Banks, Inc.
St. Petersburg, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Gulf West Banks, Inc. and Subsidiaries (the "Company") as of March 31, 1999, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1999 and 1998, and the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 1999. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 15, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
April 13, 1999

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

Through its subsidiaries, Mercantile and Liberty, the Company provides a wide range of personal and commercial banking services to customers located in the Florida counties of Pinellas, Hillsborough, and Pasco. The Company targets niche markets that are underserved by the larger regional banks. These markets include small to mid-size businesses and professional offices as well as individuals who expect a higher level of personalized attention.

The Company has local directorship and management actively involved in its market areas and committed to the economic growth and development of those markets. Local management allows the Company to provide faster, more responsive and flexible decision making which management believes is important to its targeted customer base.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1999, the Company's primary sources of funds consisted of deposit inflows and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, to purchase loan participations and to purchase securities. At March 31, 1999, the Company had commitments to originate loans totaling $6.6 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 1999. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

As a Florida-chartered commercial bank, Mercantile is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of March 31, 1999, the Bank had liquidity of approximately $91 million, or approximately 25% of total deposits.

Management believes Mercantile was in compliance with all minimum capital requirements which it was subject to at March 31, 1999.

The following ratios and rates are presented for the dates and periods indicated:

                                                                 THREE MONTHS                     THREE MONTHS
                                                                     ENDED         YEAR ENDED        ENDED
                                                                   MARCH 31,       DECEMBER 31,     MARCH 31,
                                                                     1999              1998           1998
                                                                 -------------     ------------    ------------
      Average equity as a percentage
           of average assets                                         8.07%            9.15%           9.42%

        Equity to total assets at end of period                      7.56%            8.72%           9.50%

        Return on average assets (1)                                 0.61%            0.84%           0.89%

        Return on average equity (1)                                 7.56%            9.22%           9.41%

        Noninterest expenses to average assets (1)                   3.25%            3.39%           3.64%

        Nonperforming loans and foreclosed real estate as
           a percentage of total assets at end of period             0.19%            0.43%           0.22%

-------------------------------------

(1)   Annualized for the three months ended March 31, 1999 and 1998.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.

                                                                        THREE MONTHS ENDED MARCH 31,
                                                  ---------------------------------------------------------------------
                                                                  1999                               1998
                                                  ----------------------------------   --------------------------------
                                                                 INTEREST    AVERAGE                INTEREST    AVERAGE
                                                    AVERAGE        AND        YIELD/     AVERAGE      AND        YIELD/
                                                    BALANCE     DIVIDENDS     RATE       BALANCE   DIVIDENDS     RATE
                                                  ----------    ---------    -------   ---------   ---------    -------
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans (1)                                      $ 239,451       4,916        8.21%   $ 161,047     3,731       9.27%
   Securities                                        63,701         912        5.73       81,382     1,296       6.37
   Other interest-earning assets (2)                 15,214         175        4.60       12,553       168       5.35
                                                   --------      ------                  -------    ------

     Total interest-earning assets                  318,366       6,003        7.54      254,982     5,195       8.15
                                                                  -----                              -----

Noninterest-earning assets                           43,769                               22,481
                                                    -------                              -------

     Total assets                                 $ 362,135                            $ 277,463
                                                    =======                              =======

Interest-bearing liabilities:
   Savings, NOW, money-market deposit
       accounts                                     114,741         652        2.27       85,685       612       2.86
   Time deposit                                     154,619       1,988        5.14      105,081     1,406       5.35
   Borrowings                                        16,250         175        4.31       18,432       256       5.56
                                                   --------     -------                  -------    ------

     Total interest-bearing liabilities             285,610       2,815        3.94      209,198     2,274       4.35
                                                                  -----                              -----
Noninterest-bearing liabilities                      47,279                               42,121
Stockholders' equity                                 29,246                               26,144
                                                   --------                              -------

     Total liabilities and stockholders' equity   $ 362,135                            $ 277,463
                                                    =======                              =======

Net interest income                                             $ 3,188                            $ 2,921
                                                                  =====                              =====

Interest-rate spread (3)                                                       3.60%                             3.80%
                                                                               ====                              ====

Net interest margin (4)                                                        4.01%                             4.58%
                                                                               ====                              ====
Ratio of average interest-earning assets to
   average interest-bearing liabilities                1.11                                 1.22
                                                       ====                                 ====

----------------------------------------

(1)  Includes loans on nonaccrual status.
(2) Includes federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

         COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

   GENERAL. Net earnings for the three-months ended March 31, 1999 were $553,000 or $0.08 per basic and diluted share compared to $615,000 or $0.09 per basic and diluted share for 1998. The decrease in earnings was primarily due to the method and timing of funding several large loan purchases, the loan loss provision associated with those loan purchases, and expenses pertaining to the opening of two offices since March, 1998.

   INTEREST INCOME AND EXPENSE. Interest income increased by $.8 million to $6.0 million for the three-month period ended March 31, 1999 from $5.2 million for the three months ended March 31, 1998. Interest on loans increased $1.2 million to $4.9 million due to an increase in the average loan portfolio balance in 1999 partly offset by a decrease in the weighted-average yield earned in 1999. Interest on securities decreased $.4 million to $.9 million for the three-months ended March 31, 1999 due to a decrease in the average securities portfolio in 1999 and a decrease in the average yield earned in 1999.

       Interest expense on deposits increased $.6 million to $2.6 million for the three-months ended March 31, 1999 from $2.0 million in 1998. The increase is due to an increase in the average deposits in 1999 only partially offset by a decrease in the weighted-average rate paid on deposits.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to income to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $256,000 for the three-month period ended March 31, 1999 compared to $150,000 for the same period in 1998. The allowance for loan losses is $2.5 million at March 31, 1999. While management believes that its allowance for loan losses is adequate as of March 31, 1999, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

   NONINTEREST INCOME. Noninterest income increased to $776,000 in 1999 from $713,000 for the three months ended March 31, 1998. Service charges on deposits increased in 1999 due to the growth in deposit accounts. Income earned on bank owned life insurance increased due to an additional investment made in August 1998. The increase was partially offset by no fiduciary income in 1999, due to the sale of trust operations.

   NONINTEREST EXPENSE. Total noninterest expense increased to $2.9 million for the three-months ended March 31, 1999 from $2.5 million for the comparable period ended March 31, 1998, primarily from increases in employee compensation, occupancy expense and data processing expense due to the addition of two banking offices.

   INCOME TAXES. The income tax provision for the three months ended March 31, 1999 was $209,000 or 27.4% of income before income taxes compared to $344,000 or 35.9% for the three months ended March 31, 1998.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                YEAR 2000 ISSUES

The Company is acutely aware of the many areas affected by the Year 2000 computer issue, as addressed by the Federal Financial Institutions Examination Council ("FFIEC") in its interagency statement which provided an outline for institutions to effectively manage the Year 2000 challenges. A Year 2000 plan has been approved by the Board of Directors which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing, and contingency planning. In addition, the Board of Directors has engaged a consulting firm to provide an independent review and evaluation of the Company's Year 2000 readiness.

The Company formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. The Company has completed its awareness, assessment, renovation, validation, implementation, and testing phases; the results of which reflect the Bank's internal systems to be Year 2000 ready. Its customer relations training being achieved, the Company is actively involved in its contingency planning training program. Since it routinely upgrades and purchases technologically advanced software and hardware on a continual basis, the Company has determined that the cost of making modifications to correct any Year 2000 issues will not materially affect reported operating results.

The Company's vendors and suppliers have been contacted for written confirmation of their product readiness for Year 2000 compliance. Negative or deficient responses are analyzed and periodically reviewed to prescribe timely actions within the Company's contingency planning. The Company's main service provider has completed testing of its mission critical application software, item processing software, and interconnected systems. Test results, which have been documented and validated, are deemed to be Year 2000 compliant. FFIEC guidance on testing Year 2000 compliance of service providers states that proxy tests are acceptable compliance tests. In proxy testing, the service provider tests with a representative sample of financial institutions that use a particular service, with the results of such testing shared with all similarly situated clients of the service provider. The Company has authorized the acceptance of proxy testing since the proxy tests have been conducted with financial institutions that are similar in type and complexity to its own, using the same version of the Year 2000 ready software and the same hardware and operating systems.

The Company also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified and questionnaires have been completed to assess the inherent risks. Deposit customers have received statement stuffers, informational material, and direct mail in this regard. The Company is working on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

Accordingly, management does not believe that the Company will incur material costs associated with the Year 2000 issue. Yet, there can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to customers and vendors inability to perform according to their agreements with the Company or the effects that other third parties may cause as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the issue or that the costs involved in such process will not have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company's contingency plans relative to Year 2000 issues are being finalized; this plan covers actions considering a "worst case scenario," although such dire predictions are not anticipated. Based on testing results (as noted above), the Company's mission critical systems have been deemed to be Year 2000 compliant; therefore a contingency plan has not been developed with respect to those systems. With regard to nonmission critical internal systems, the Company has replaced those systems that tested as being noncompliant. Alternatively, some systems could be handled manually on an interim basis. The Company is evaluating termination of those relationships with outside service providers that have been deemed to provide noncompliant systems. It is anticipated that the Company's deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly the Company will maintain higher liquidity levels.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 1998.

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

During the quarter ended March 31, 1999, 10,773 shares of Gulf West Common Stock were issued to officers and employees of Gulf West pursuant to Gulf West's employee stock purchase plan at an average per share purchase price of $4.55. Such shares were issued pursuant to the intrastate offering exemption contained in Section 3(11) of the Securities Act. Such exemption was available because all shares were offered and sold only to employees of Gulf West or its subsidiaries, all of whom are residents of Florida, and Gulf West is incorporated in the State of Florida.

On January 12, 1999, Barry K. Miller, the Secretary/Treasurer of Gulf West, pursuant to the exercise of options, purchased an aggregate of 6,353 shares of Gulf West common stock. These shares were purchased at a per share exercise price of $3.15. This transaction was made in reliance on the exemption set forth in Section 4(2) of the Securities Act.

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

** contained in Note 3 to the condensed consolidated financial statements set forth in this Form 10-Q.

***incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 8, 1998.

(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GULF WEST BANKS, INC.
                                       (Registrant)

Date: MAY 6, 1999                      By: /s/GORDON W. CAMPBELL
                                           --------------------
                                           Gordon W. Campbell, Chairman of the
                                           Board and President
                                           (Chief Executive Officer)


Date: MAY 6, 1999                      By: /s/BARRY K. MILLER
                                          ---------------------
                                          Barry K. Miller, Secretary/Treasurer
                                          (Chief Financial Officer)

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

-------------------

 * incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's Form S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-37307).

** contained in Note 3 to the condensed consolidated financial statements set forth in this Form 10-Q.

***incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission in May 8, 1998.