Form 10-Q
period 1999-06-30
GULF WEST BANKS INC
filed 1999-07-27
CIK 932773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

    For the quarterly period ended June 30, 1999

                                       or

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from ___________________ to ______________________

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

                               YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK, PAR VALUE $1 PER SHARE                       6,668,160 SHARES
------------------------------------                ----------------------------
              (CLASS)                               OUTSTANDING AT JUNE 30, 1999

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                               PAGE
                                                                           ----
  Condensed Consolidated Balance Sheets -
    June 30, 1999 (unaudited) and December 31, 1998..........................2

  Condensed Consolidated Statements of Earnings -
    Three and Six months ended June 30, 1999 and 1998 (unaudited)............3

  Condensed Consolidated Statement of Stockholders' Equity -
    Six Months Ended June 30, 1999 (unaudited)...............................4

  Condensed Consolidated Statements of Cash Flows -
    Six Months ended June 30, 1999 and 1998 (unaudited)......................5

  Notes to Condensed Consolidated Financial Statements (unaudited)...........6

  Review By Independent Certified Public Accountants.........................8

  Report on Review by Independent Certified Public Accountants...............9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS..............................................10-16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........17

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................................17

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


                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                AT
                                                                      -------------------------
                                                                       JUNE 30,    DECEMBER 31,
          ASSETS                                                        1999           1998
                                                                      ----------   ------------
                                                                             (UNAUDITED)
Cash and due from banks                                               $  13,280        16,045
Federal funds sold and securities purchased under
    agreements to resell                                                 19,701        11,654
                                                                      ---------     ---------

          Total cash and cash equivalents                                32,981        27,699

Securities available for sale                                            86,384        69,087
Loans receivable, net of allowance for losses of $2,613 and $2,436      259,254       208,608
Premises and equipment, net                                              10,528         9,978
Cash surrender value of bank owned life insurance                        12,322        12,020
Accrued interest receivable                                               1,979         1,646
Deferred tax asset                                                          659           118
Goodwill, net                                                             1,595         1,643
Foreclosed real estate, net                                                 236           309
Other assets                                                              1,031         1,066
                                                                      ---------     ---------

          Total                                                       $ 406,969       332,174
                                                                      =========     =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing deposits                                         52,329        45,943
    Savings, NOW and money-market deposits                              121,696       112,515
    Time deposits                                                       169,293       127,914
                                                                      ---------     ---------

          Total deposits                                                343,318       286,372

    Other borrowings                                                     32,917        15,438
    Other liabilities                                                     1,376         1,400
                                                                      ---------     ---------

          Total liabilities                                             377,611       303,210
                                                                      ---------     ---------

Stockholders' equity:
    Class A preferred stock, $5 par value, authorized
       1,000,000 shares, none issued or outstanding                        --            --
    Common stock, $1 par value; 25,000,000 shares
       authorized, 6,668,160 and 6,643,717 issued and outstanding         6,668         6,644
    Additional paid-in capital                                           21,495        21,397
    Retained earnings                                                     1,958           537
    Accumulated other comprehensive (loss) income                          (763)          386
                                                                      ---------     ---------

          Total stockholders' equity                                     29,358        28,964
                                                                      ---------     ---------

          Total                                                       $ 406,969       332,174
                                                                      =========     =========

See accompanying Notes to Condensed Consolidated Financial Statements.


                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                  -------------------------   ------------------------
                                                      1999         1998           1999          1998
                                                  ------------  -----------   ------------    --------
                                                         (UNAUDITED)                 (UNAUDITED)
Interest income:
    Loans receivable                              $    5,485         3,767        10,400         7,498
    Interest on securities                             1,053         1,199         1,965         2,495
    Other interest-earning assets                         87           242           263           410
                                                  ----------    ----------    ----------    ----------

       Total interest income                           6,625         5,208        12,628        10,403
                                                  ----------    ----------    ----------    ----------

Interest expense:
    Deposits                                           2,798         2,118         5,438         4,136
    Other borrowings                                     200           155           375           411
                                                  ----------    ----------    ----------    ----------

       Total interest expense                          2,998         2,273         5,813         4,547
                                                  ----------    ----------    ----------    ----------

       Net interest income                             3,627         2,935         6,815         5,856

Provision for loan losses                                 98           110           354           260
                                                  ----------    ----------    ----------    ----------

       Net interest income after
          provision for loan losses                    3,529         2,825         6,461         5,596
                                                  ----------    ----------    ----------    ----------

Noninterest income:
    Service charges on deposit accounts                  350           274           661           533
    Leasing fees and commissions                         228           162           392           296
    Income from fiduciary activities                    --              39          --             105
    Income earned on bank owned life insurance           152            22           302           100
    Other                                                180           141           299           317
                                                  ----------    ----------    ----------    ----------

       Total noninterest income                          910           638         1,654         1,351
                                                  ----------    ----------    ----------    ----------

Noninterest expense:
    Salaries and employee benefits                     1,710         1,360         3,264         2,742
    Occupancy expense                                    613           519         1,156         1,003
    Data processing                                      207           136           406           286
    Advertising                                           89            71           171           143
    Stationery and supplies                              113           119           198           202
    Other                                                447           361           898           715
                                                  ----------    ----------    ----------    ----------

       Total noninterest expense                       3,179         2,566         6,093         5,091
                                                  ----------    ----------    ----------    ----------

Earnings before income taxes                           1,260           897         2,022         1,856

       Income taxes                                      392           311           601           655
                                                  ----------    ----------    ----------    ----------

Net earnings                                      $      868           586         1,421         1,201
                                                  ==========    ==========    ==========    ==========

Basic earnings per share                          $      .13           .09           .21           .18
                                                  ==========    ==========    ==========    ==========

Weighted-average number of
    shares outstanding for basic                   6,662,928     6,609,598     6,659,588     6,577,618
                                                  ==========    ==========    ==========    ==========

Diluted earnings per share                        $      .13           .09           .21           .18
                                                  ==========    ==========    ==========    ==========

Weighted-average number of
    shares outstanding for diluted                 6,827,533     6,839,523     6,829,438     6,757,292
                                                  ==========    ==========    ==========    ==========

Dividends per share                               $     --            --            --            --
                                                  ==========    ==========    ==========    ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                      ACCUMULATED
                                                                                        OTHER
                                        COMMON STOCK                                    COMPRE-
                                   -----------------------    ADDITIONAL                HENSIVE        TOTAL
                                    NUMBER OF                   PAID-IN     RETAINED     (LOSS)     STOCKHOLDERS'
                                     SHARES        AMOUNT       CAPITAL     EARNINGS     INCOME        EQUITY
                                   ------------  ---------    ----------   ---------  ------------  -------------

Balance at December 31, 1998        6,643,717    $   6,644       21,397          537          386        28,964
                                                                           ---------    ---------     ---------

Comprehensive income:
     Net earnings (unaudited)            --           --           --          1,421         --           1,421
     Net change in unrealized
         gain on securities
         available for sale,
         net of tax of $690
         (unaudited)                     --           --           --           --         (1,149)       (1,149)
                                                                           ---------    ---------     ---------

Comprehensive income (unaudited)         --           --           --          1,421       (1,149)          272

Shares issued under stock
     option plan (unaudited)           13,613           13           56         --           --              69

Shares sold to employees
     (unaudited)                       10,830           11           42         --           --              53
                                    ---------    ---------    ---------    ---------    ---------     ---------

Balance at June 30, 1999
     (unaudited)                    6,668,160    $   6,668       21,495        1,958         (763)       29,358
                                    =========    =========    =========    =========    =========     =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  --------------------
                                                                                  1999            1998
                                                                                  ----            ----
                                                                                      (UNAUDITED)
Cash flows from operating activities:
    Net earnings                                                               $  1,421        1,201
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation                                                                517          442
        Provision for loan losses                                                   354          260
        Net amortization of fees, premiums and discounts                            144           41
        Deferred income tax credit                                                  149          (33)
        Income from mortgage banking activity                                        (4)         (32)
        Proceeds from sales of loans held for sale                                  304        2,903
        Originations of loans held for sale                                        (300)      (2,156)
        Stock issued for compensation                                              --             50
        (Increase) decrease in accrued interest receivable                         (333)         128
        Increase in goodwill and other assets                                      (219)        (792)
        Decrease in other liabilities                                               (24)        (180)
                                                                               --------     --------

            Net cash provided by operating activities                             2,009        1,832
                                                                               --------     --------

Cash flows from investing activities:
    Purchase of securities available for sale                                   (23,401)     (23,133)
    Proceeds from maturity of securities available for sale                      14,782       12,306
    Principal repayments on securities available for sale                         7,330        7,762
    Proceeds from sale of FRB stock                                                --            180
    Proceeds from sale of FHLB stock                                               --            228
    Purchase of premises and equipment, net                                      (1,067)        (485)
    Net increase in loans                                                       (68,918)      (8,133)
    Purchase of Citizens National Bank & Trust, net cash acquired                  --          9,323
                                                                               --------     --------

            Net cash used in investing activities                               (71,274)      (1,952)
                                                                               --------     --------

Cash flows from financing activities:
    Net increase in time deposits                                                41,379        3,335
    Net increase in noninterest-bearing, savings, NOW and money-market
        deposit accounts                                                         15,567       15,197
    Net increase (decrease) of other borrowings                                  17,479       (8,268)
    Issuance of common stock                                                        122          793
                                                                               --------     --------

            Net cash provided by financing activities                            74,547       11,057
                                                                               --------     --------

            Net increase in cash and cash equivalents                             5,282       10,937

Cash and cash equivalents at beginning of period                                 27,699       17,949
                                                                               --------     --------

Cash and cash equivalents at end of period                                     $ 32,981       28,886
                                                                               ========     ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                               $  5,696        4,372
                                                                               ========     ========
        Income taxes                                                           $    628          918
                                                                               ========     ========
    Noncash transactions:
        Acquisition of Citizens National Bank and Trust:
            Fair value of assets acquired                                      $   --         77,744
                                                                               ========     ========

            Liabilities assumed                                                $   --         67,019
                                                                               ========     ========

            Common stock issued                                                $   --         10,725
                                                                               ========     ========

        Loans transferred to available for sale securities                     $ 18,032         --
                                                                               ========     ========

        Accumulated other comprehensive income, net change in
            unrealized gain on securities available for sale, net
            of tax                                                             $ (1,149)          26
                                                                               ========     ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. GENERAL. In the opinion of the management, the accompanying condensed consolidated financial statements of Gulf West Banks, Inc. and Subsidiaries (the "Company") contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 1999, and the results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 and the cash flows for the six-month periods ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. LOAN IMPAIRMENT AND LOSSES. The Company had no impaired loans at June 30, 1999 or at June 30, 1998.

      The activity in the allowance for loan losses is as follows:


                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                          ------------------       -----------------
                                          1999         1998        1999        1998
                                          ----         ----        ----        -----
                                                          (IN THOUSANDS)
Balance at beginning of period           $ 2,522       2,206       2,436       1,564
Provision for loan losses                     98         110         354         260
Charge-offs, net of recoveries                (7)        (55)       (177)        (91)
Purchased via acquisition of Citizens       --          --          --           528
                                         -------     -------     -------     -------

Balance at end of period                 $ 2,613       2,261       2,613       2,261
                                         =======     =======     =======     =======

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

3. EARNINGS PER SHARE ("EPS"). The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. For the three and six months ended June 30, 1999 options to purchase 2,200 shares of common stock at $11.82 a share issued in 1998, and for the three months ended June 30, 1999, options to purchase 186,000 shares of common stock of $8.38 a share issued in 1999 were not included in the computation of diluted Earnings Per Share because the options exercise price was not less than the average market price of the common shares. These options expire on June 17, 2008 and April 15, 2009, respectively (dollars in thousands, except per share amounts). All per share amounts reflect the 10% stock dividend declared January 15, 1998 and the 10% stock dividend declared on November 19, 1998.


                                                        THREE MONTHS ENDED JUNE 30,
                                       -------------------------------------------------------------
                                                     1999                          1998
                                       -------------------------------------------------------------
                                                   WEIGHTED-   PER                 WEIGHTED-   PER
                                                   AVERAGE    SHARE                AVERAGE    SHARE
                                       EARNINGS     SHARES   AMOUNT    EARNINGS    SHARES    AMOUNT
                                       --------   ---------  ------    --------   ---------  -------
Basic EPS:
    Net earnings available to
     common stockholders               $   868    6,662,928    $.13    $   586    6,609,598    $.09
                                                               ====                            ====

Effect of dilutive securities-
    Incremental shares from assumed
     exercise of options                  --        164,605               --        229,925
                                       -------    ---------            -------    ---------

Diluted EPS:
    Net earnings available to
     common stockholders
     and assumed conversions           $   868    6,827,533    $.13    $   586    6,839,523    $.09
                                       =======    =========    ====    =======    =========    ====


                                                           SIX MONTHS ENDED JUNE 30,
                                       -------------------------------------------------------------
                                                     1999                          1998
                                       -------------------------------------------------------------
                                                   WEIGHTED-   PER                 WEIGHTED-   PER
                                                   AVERAGE    SHARE                AVERAGE    SHARE
                                       EARNINGS     SHARES   AMOUNT    EARNINGS    SHARES    AMOUNT
                                       --------   ---------  ------    --------    --------- -------
Basic EPS:
    Net earnings available to
     common stockholders               $ 1,421    6,659,588    $.21    $ 1,201    6,577,618    $.18
                                                               ====                            ====

Effect of dilutive securities-
    Incremental shares from assumed
     exercise of options                  --        169,850               --        179,674
                                       -------    ---------            -------    ---------

Diluted EPS:
    Net earnings available to
     common stockholders
     and assumed conversions           $ 1,421    6,829,438    $.21    $ 1,201    6,757,292    $.18
                                       =======    =========    ====    =======    =========    ====

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 1999, and for the three-month and six-month periods ended June 30, 1999 and 1998 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Gulf West Banks, Inc.
St. Petersburg, Florida:

    We have reviewed the condensed consolidated balance sheet of Gulf West Banks, Inc. and Subsidiaries (the "Company") as of June 30, 1999, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1999 and 1998, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998 and the condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 1999. These financial statements are the responsibility of the Company's management.

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


/s/ HACKER, JOHNSON, COHEN & GRIEB PA
-------------------------------------
Hacker, Johnson, Cohen & Grieb PA

Tampa, Florida
July 13, 1999

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Gulf West Banks, Inc. ("Gulf West" or the "Company") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Florida effective October 24, 1994. Gulf West's principal assets are all of the issued and outstanding shares of capital stock of Mercantile Bank, a Florida state banking corporation which is located in St. Petersburg, Florida ("Mercantile"), and all of the issued and outstanding shares of Mercantile Bank Leasing, Inc. ("MBL"), a Florida corporation located in Tampa, Florida, which is engaged in equipment leasing.

Through its subsidiaries, Mercantile and MBL, the Company provides a wide range of personal and commercial banking services to customers located in the Florida counties of Pinellas, Hillsborough, and Pasco. The Company targets niche markets that are underserved by the larger regional banks. These markets include small to mid-size businesses and professional offices as well as individuals who expect a higher level of personalized attention.

The Company has local directorship and management actively involved in its market areas and committed to the economic growth and development of those markets. Local management allows the Company to provide faster, more responsive and flexible decision making which management believes is important to its targeted customer base.

During the first half of 1999 the Company was presented with a unique opportunity to purchase participation interests in approximately $50 million of seasoned commercial real estate mortgage loans from another financial institution. These loan participations were funded primarily through the generation of new deposit accounts. This transaction contributed significantly to the extraordinary asset growth for the period. Management does not anticipate a comparable growth rate for the last half of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1999, the Company's primary sources of funds consisted of deposit inflows, loan principal repayments, and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, to purchase loan participations and to purchase securities. At June 30, 1999, the Company had commitments to originate loans totaling $12.1 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 1999. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest-rate environment.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

As a Florida-chartered commercial bank, Mercantile is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of June 30, 1999, Mercantile had liquidity of approximately $91 million, or approximately 27% of total deposits.

Management believes Mercantile was in compliance with all minimum capital requirements which it was subject to at June 30, 1999.

The following ratios and rates are presented for the dates and periods indicated:


                                                         SIX MONTHS                SIX MONTHS
                                                           ENDED      YEAR ENDED     ENDED
                                                          JUNE 30,    DECEMBER 31,  JUNE 30,
                                                           1999           1998        1998
                                                         ---------    ------------  ---------
   Average equity as a percentage
     of average assets                                     7.81%          9.15%       9.45%

   Equity to total assets at end of period                 7.21%          8.72%       9.27%

   Return on average assets (1)                            0.76%          0.84%       0.86%

   Return on average equity (1)                            9.67%          9.22%       9.05%

   Noninterest expenses to average assets (1)              3.24%          3.39%       3.62%

   Nonperforming loans and foreclosed real estate as
     a percentage of total assets at end of period         0.35%          0.43%       0.17%

----------
(1)  Annualized for the six months ended June 30, 1999 and 1998.
                                                                     (continued)

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


                                                                            THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------------------------------------------------
                                                                    1999                               1998
                                                     ---------------------------------    --------------------------------
                                                               INTEREST      AVERAGE                  INTEREST     AVERAGE
                                                     AVERAGE      AND         YIELD/      AVERAGE       AND         YIELD/
                                                     BALANCE   DIVIDENDS       RATE       BALANCE     DIVIDENDS      RATE
                                                     --------  ---------   -----------   ---------   ----------    --------
                                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans (1)                                        $267,689       5,485       8.20%      $166,027       3,767       9.08%
   Securities                                         71,265       1,053       5.91         77,602       1,199       6.18
   Other interest-earning assets (2)                   7,296          87       4.77         17,745         242       5.46
                                                    --------    --------                  --------    --------

      Total interest-earning assets                  346,250       6,625       7.65        261,374       5,208       7.97
                                                                --------                              --------

Noninterest-earning assets                            47,295                                22,990
                                                    --------                              --------

      Total assets                                  $393,545                              $284,364
                                                    ========                              ========

Interest-bearing liabilities:
   Savings, NOW accounts and
      money-market deposits                          122,224         691       2.26         90,543         649       2.87
   Time deposits                                     166,775       2,107       5.05        108,145       1,469       5.43
   Borrowings                                         18,042         200       4.43         11,476         155       5.40
                                                    --------    --------                  --------    --------

      Total interest-bearing liabilities             307,041       2,998       3.91        210,164       2,273       4.33
                                                    --------    --------                  --------    --------

Noninterest-bearing liabilities                       56,957                                47,240
Stockholders' equity                                  29,547                                26,960
                                                    --------                              --------

      Total liabilities and stockholders' equity    $393,545                              $284,364
                                                    ========                              ========

Net interest income                                             $  3,627                              $  2,935
                                                                ========                              ========

Interest-rate spread (3)                                                       3.74%                                 3.64%
                                                                               ====                                  ====

Net interest margin (4)                                                        4.19%                                 4.49%
                                                                               ====                                  ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                 1.13                                  1.24
                                                    ========                              ========

-----------------
(1) Includes loans on nonaccrual status.
(2) Includes federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

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


                                                                          SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------------------------------------------
                                                                  1999                               1998
                                                   ---------------------------------    --------------------------------
                                                             INTEREST      AVERAGE                  INTEREST     AVERAGE
                                                   AVERAGE      AND         YIELD/      AVERAGE       AND         YIELD/
                                                   BALANCE   DIVIDENDS       RATE       BALANCE     DIVIDENDS      RATE
                                                   --------  ---------    ----------    --------    ----------   -------
                                                                        (DOLLARS IN THOUSANDS)

Interest-earning assets:
   Loans (1)                                      $ 253,729      10,400      8.20%    $ 163,537      7,498         9.17%
   Securities                                        67,504       1,965      5.82        79,492      2,495         6.28
   Other interest-earning assets (2)                 11,233         263      4.68        15,149        410         5.41
                                                  ---------      ------               ---------     ------

      Total interest-earning assets                 332,466      12,628      7.60       258,178     10,403         8.06
                                                                 ------                             ------

Noninterest-earning assets                           43,668                              22,736
                                                  ---------                             -------

      Total assets                                $ 376,134                           $ 280,914
                                                  =========                           =========

Interest-bearing liabilities:
   Savings, NOW accounts and
      money-market deposits                         118,504       1,343      2.27         88,114     1,262         2.86
   Time deposits                                    160,729       4,095      5.10        106,613     2,874         5.39
   Borrowings                                        17,338         375      4.33         14,954       411         5.50
                                                  ---------     -------                 --------   -------

      Total interest-bearing liabilities            296,571       5,813      3.92        209,681     4,547         4.34
                                                                -------                            -------

Noninterest-bearing liabilities                      50,179                              44,696
Stockholders' equity                                 29,384                              26,537
                                                  ---------                             -------

      Total liabilities and stockholders' equity  $ 376,134                           $ 280,914
                                                  =========                           =========

Net interest income                                            $   6,815                          $  5,856
                                                               =========                          ========

Interest-rate spread (3)                                                     3.68%                                 3.72%
                                                                             ====                                  ====

Net interest margin (4)                                                      4.10%                                 4.54%
                                                                             ====                                  ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                1.12                               1.23
                                                       ====                               ====

--------------
(1) Includes loans on nonaccrual status.
(2) Includes federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

         COMPARISON OF THREE-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998


   GENERAL. Net earnings for the three-months ended June 30, 1999 were $868,000 or $.13 per basic and diluted share compared to $586,000 or $.09 per basic and diluted share for 1998. The increase in earnings was primarily due to increases in net interest income and noninterest income partially offset by an increase in noninterest expenses.

   INTEREST INCOME AND EXPENSE. Interest income increased by $1.4 million to
      $6.6 million for the three-month period ended June 30, 1999 from $5.2 million for the three months ended June 30, 1998. Interest on loans increased $1.7 million to $5.5 million due to an increase in the average loan portfolio balance in 1999 partially offset by a decrease in the weighted-average yield earned in 1999. Interest on securities decreased $.1 to $1.1 million for the three months ended June 30, 1999 due to a decrease in the average securities portfolio in 1999 and a decrease in the average yield earned in 1999. Interest on other interest-earning assets decreased from $242,000 for the three months ended June 30, 1998 to $87,000 for the three months ended June 30, 1999 due to a decrease in the average balance of other interest-earning assets in 1999 and a decrease in the weighted-average yield earned in 1999.

      Interest expense on deposits increased $.7 million to $2.8 million for the three months ended June 30, 1999 from $2.1 million in 1998. The increase is due to an increase in the average deposits in 1999 partially offset by a decrease in the weighted-average rate paid on deposits in 1999.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $98,000 for the three-month period ended June 30, 1999 compared to $110,000 for the same period in 1998. The allowance for loan losses is $2.6 million at June 30, 1999. While management believes that its allowance for loan losses is adequate as of June 30, 1999, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

   NONINTEREST INCOME. Noninterest income increased to $910,000 in 1999 from $638,000 for the three months ended June 30, 1998. Service charges on deposits increased in 1999 due to the growth in deposit accounts. Income from bank owned life insurance policies increased in 1999 primarily because of an additional investment in life insurance.

   NONINTEREST EXPENSE. Total noninterest expense increased to $3.2 million for the three months ended June 30, 1999 from $2.6 million for the comparable period ended June 30, 1998. Increases resulted primarily from increases in employee compensation, occupancy expense and data processing expense due to the addition of new banking offices and the expansion of the operations center.

   INCOME TAXES. The income tax provision for the three months ended June 30, 1999 was $392,000 or 31.1% of earnings before income taxes compared to $311,000 or 34.7% for the three months ended June 30, 1998.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

          COMPARISON OF SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

   GENERAL. Net earnings for the six-months ended June 30, 1999 were $1.4 million or $.21 per basic and diluted share compared to $1.2 million or $.18 per basic and diluted share for 1998. The increase in earnings was primarily due to an increase in net interest income and noninterest income partially offset by an increase in noninterest expenses.

   INTEREST INCOME AND EXPENSE. Interest income increased by $2.2 million to
      $12.6 million for the six-month period ended June 30, 1999 from $10.4 million for the six months ended June 30, 1998. Interest on loans increased $2.9 million to $10.4 million due to an increase in the average loan portfolio balance in 1999 partly offset by a decrease in the weighted-average yield earned in 1999. Interest on securities decreased $.5 million to $2.0 million for the six months ended June 30, 1999 due to a decrease in the average securities portfolio in 1999 and a decrease in the average yield earned in 1999. Interest on other interest-earning assets decreased from $410,000 for the six months ended June 30, 1998 to $263,000 for the six months ended June 30, 1999 due to a decrease in the average balance of other interest-earning assets in 1999 and a decrease in the weighted-average yield earned in 1999.

      Interest expense on deposits increased $1.3 million to $5.4 million for the six months ended June 30, 1999 from $4.1 million in 1998. The increase is due to an increase in the average deposits in 1999 partially offset by a decrease in the weighted-average rate paid on deposits in 1999.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $354,000 for the six-month period ended June 30, 1999 compared to $260,000 for the same period in 1998. The allowance for loan losses is $2.6 million at June 30, 1999. While management believes that its allowance for loan losses is adequate as of June 30, 1999, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

   NONINTEREST INCOME. Noninterest income increased to $1.7 million in 1999 from $1.4 million for the six months ended June 30, 1998. Service charges on deposits increased in 1999 due to the growth in deposit accounts. Income from bank owned life insurance policies increased in 1999 primarily because of an additional investment in life insurance.

   NONINTEREST EXPENSE. Total noninterest expense increased to $6.1 million for the six months ended June 30, 1999 from $5.1 million for the comparable period ended June 30, 1998. Increases resulted primarily from increases in employee compensation, occupancy expense and data processing expense due to the addition of new banking offices and the expansion of the operations center.

   INCOME TAXES. The income tax provision for the six months ended June 30, 1999 was $601,000 or 29.7% of earnings before income taxes compared to $655,000 or 35.3% for the period ended June 30, 1998.

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

The Company formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. The Company has completed its awareness, assessment, renovation, validation, implementation, and testing phases; the results of which reflect the Company's internal systems to be Year 2000 ready. Its customer relations training having been achieved, the Company is actively involved in its contingency planning training program. Since it routinely upgrades and purchases technologically advanced software and hardware on a continual basis, the Company has determined that the cost of making modifications to correct any Year 2000 issues will not materially affect reported operating results.

The Company's vendors and suppliers have been contacted for written confirmation of their product readiness for Year 2000 compliance. Negative or deficient responses are analyzed and periodically reviewed to prescribe timely actions within the Company's contingency planning. The Company's main service provider has completed testing of its mission critical application software and interconnected systems. Test results, which have been documented and validated, are deemed to be Year 2000 compliant. FFIEC guidance on testing Year 2000 compliance of service providers states that proxy tests are acceptable compliance tests. In proxy testing, the service provider tests with a representative sample of financial institutions that use a particular service, with the results of such testing shared with all similarly situated clients of the service provider. The Company has authorized the acceptance of proxy testing since the proxy tests have been conducted with financial institutions that are similar in type and complexity to its own, using the same version of the Year 2000 ready software and the same hardware and operating systems.

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

Accordingly, management does not believe that the Company will incur material costs associated with the Year 2000 issue. Yet, there can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to customers and vendors inability to perform according to their agreements with the Company or the effects that other third parties may cause as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the issue or that the costs involved in such process will not have a material adverse effect on the Company=s business, financial condition, and results of operations.

The Company's contingency plans relative to Year 2000 issues have been finalized; this plan covers actions considering a "worst case scenario," although such dire predictions are not anticipated. Based on testing results (as noted above), the Company's mission critical systems have been deemed to be Year 2000 compliant; therefore a contingency plan has not been developed with respect to those systems. With regard to nonmission critical internal systems, the Company has replaced those systems that tested as being noncompliant. Alternatively, some systems could be handled manually on an interim basis. The Company is evaluating termination of those relationships with outside service providers that have been deemed to provide noncompliant systems. It is anticipated that the Company's deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly the Company will maintain higher liquidity levels.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the "Annual Meeting") of Gulf West Banks, Inc., was held on April 15, 1999, to consider the election of three directors with terms expiring at the 2002 Annual Meeting. The shareholders also voted upon the adoption of an Employee Stock Purchase Plan and an amendment to the Company's Articles of Incorporation to increase the maximum authorized shares of its common stock from 10,000,000 shares to 25,000,000 shares.

At the Annual Meeting, 5,813,221 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting with a summary of the votes cast for each nominee:

                                                FOR        AGAINST   ABSTAIN
                                             ---------     -------   -------
   Algis Koncius                             5,797,820     15,401      --
   Louis P. Ortiz, CPA                       5,798,040     15,181      --
   P.N. Risser III                           5,797,820     15,401      --

In addition to the foregoing, the following individuals are directors of Gulf West whose terms continued after the Annual Meeting:

   Gordon W. Campbell                                Pandurang V. Kamat, MD
   John Wm. Galbraith (Director Emeritus)            John Cooper Petagna
   Henry W. Hanff, MD                                Ross E. Roeder
   Thomas M. Harris

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, CONTINUED

The shareholder vote on the two other matters considered at the meeting was as follows:

                                                    FOR        AGAINST   ABSTAIN
                                                  ---------    -------   -------
   Adoption of Employee Stock Purchase Plan       5,710,928     79,116    23,167
   Amendment to Articles of Incorporation         5,775,485     20,977    16,759

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

EXHIBIT NUMBER          DESCRIPTION OF DOCUMENT
--------------          -----------------------

    2*                  Amended and Restated Agreement and Plan of Merger by and
                        among Citizens National Bank and Trust Company, Inc.,
                        Gulf West Banks, Inc. and Mercantile Bank
    3.1*                Articles of Incorporation of Gulf West Banks, Inc.
    3.2                 Articles of Amendment to Articles of Incorporation of
                        Gulf West Banks, Inc.
    3.3*                Bylaws of Gulf West Banks, Inc.
    10.1*               Form of Registration Rights Agreement with Gordon W.
                        Campbell and John Wm. Galbraith
    10.2*               Salary Continuation Agreements with Gordon W. Campbell,
                        Barry K. Miller, and Robert A. Blakley
    10.3*               Employment Contract with Gordon W. Campbell
    10.4*               Stock Option Plan
    10.5***             Agreement to transfer fiduciary accounts to SunTrust
                        Bank, Nature Coast
    11**                Statement regarding computation of per share earnings
    27                  Financial Data Schedule (for SEC use only)


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

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES


                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GULF WEST BANKS, INC.
                                            (Registrant)


Date: JULY 23, 1999                         By: /s/ GORDON W. CAMPBELL
     --------------                            ---------------------------------
                                               Gordon W. Campbell, Chairman of
                                               the Board and President (Chief
                                               Executive Officer)



Date: JULY 23, 1999                         By: /s/ BARRY K. MILLER
     --------------                            ---------------------------------
                                                Barry K. Miller, Secretary
                                                (Chief Financial Officer)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX


EXHIBIT NUMBER          DESCRIPTION OF DOCUMENT
--------------          -----------------------
    2*                  Amended and Restated Agreement and Plan of Merger by and
                        among Citizens National Bank and Trust Company, Inc.,
                        Gulf West Banks, Inc. and Mercantile Bank
    3.1*                Articles of Incorporation of Gulf West Banks, Inc.
    3.2                 Articles of Amendment to Articles of Incorporation of
                        Gulf West Banks, Inc.
    3.3*                Bylaws of Gulf West Banks, Inc.
    10.1*               Form of Registration Rights Agreement with Gordon W.
                        Campbell and John Wm. Galbraith
    10.2*               Salary Continuation Agreements with Gordon W. Campbell,
                        Barry K. Miller, and Robert A. Blakley
    10.3*               Employment Contract with Gordon W. Campbell
    10.4*               Stock Option Plan
    10.5***             Agreement to transfer fiduciary accounts to SunTrust
                        Bank, Nature Coast
    11**                Statement regarding computation of per share earnings
    27                  Financial Data Schedule (for SEC use only)

-------------

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