Form 10-Q
period 1999-09-30
GULF WEST BANKS INC
filed 1999-10-28
CIK 932773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1999

                                       or

 [ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____ to _____

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

                                    YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK, PAR VALUE $1 PER SHARE                  6,673,160 SHARES
------------------------------------          ---------------------------------
              (CLASS)                         OUTSTANDING AT SEPTEMBER 30, 1999

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                      INDEX

ITEM 1. FINANCIAL STATEMENTS                                                                                 PAGE
                                                                                                             ----

   Condensed Consolidated Balance Sheets -
     September 30, 1999 (unaudited) and December 31, 1998.......................................................2

   Condensed Consolidated Statements of Earnings -
     Three and Nine months ended September 30, 1999 and 1998 (unaudited)........................................3

   Condensed Consolidated Statement of Stockholders' Equity -
     Nine Months Ended September 30, 1999 (unaudited)...........................................................4

   Condensed Consolidated Statements of Cash Flows -
     Nine Months ended September 30, 1999 and 1998 (unaudited)..................................................5

   Notes to Condensed Consolidated Financial Statements (unaudited)...........................................6-7

   Review By Independent Certified Public Accountants...........................................................8

   Report on Review by Independent Certified Public Accountants.................................................9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS................................................................................10-16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................17

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS......................................................................................17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................................................18

SIGNATURES.....................................................................................................19

EXHIBIT INDEX..................................................................................................20

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                AT
                                                                   SEPTEMBER 30,    DECEMBER 31,
            ASSETS                                                     1999            1998
                                                                   -------------    ------------
                                                                    (UNAUDITED)

Cash and due from banks                                              $  11,654         16,045
Federal funds sold and securities purchased under
    agreements to resell                                                13,327         11,654
                                                                     ---------      ---------

            Total cash and cash equivalents                             24,981         27,699

Securities available for sale                                           81,300         69,087
Loans receivable, net of allowance for losses of $2,840 and $2,436     275,160        208,608
Premises and equipment, net                                             10,267          9,978
Cash surrender value of bank owned life insurance                       12,711         12,020
Accrued interest receivable                                              1,953          1,646
Deferred tax asset                                                         658            118
Goodwill, net                                                            1,571          1,643
Foreclosed real estate, net                                                236            309
Other assets                                                             1,244          1,066
                                                                     ---------      ---------

            Total                                                    $ 410,081        332,174
                                                                     =========      =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing deposits                                        52,061         45,943
    Savings, NOW and money-market deposits                             118,793        112,515
    Time deposits                                                      177,207        127,914
                                                                     ---------      ---------

            Total deposits                                             348,061        286,372

    Other borrowings                                                    30,511         15,438
    Other liabilities                                                    1,644          1,400
                                                                     ---------      ---------

            Total liabilities                                          380,216        303,210
                                                                     ---------      ---------

Stockholders' equity:
    Class A preferred stock, $5 par value, authorized
        1,000,000 shares, none issued or outstanding                        --             --
    Common stock, $1 par value; 25,000,000 shares
        authorized, 6,673,160 and 6,643,717 issued and outstanding       6,673          6,644
    Additional paid-in capital                                          21,518         21,397
    Retained earnings                                                    2,695            537
    Accumulated other comprehensive (loss) income                       (1,021)           386
                                                                     ---------      ---------

            Total stockholders' equity                                  29,865         28,964
                                                                     ---------      ---------

            Total                                                    $ 410,081        332,174
                                                                     =========      =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                          ------------------                -----------------
                                                         1999            1998             1999              1998
                                                         ----            ----             ----              ----
                                                              (UNAUDITED)                      (UNAUDITED)

Interest income:
    Loans receivable                                 $    5,547            3,603           15,947           11,101
    Securities                                            1,291            1,238            3,257            3,733
    Other interest-earning assets                           132              280              395              690
                                                     ----------       ----------       ----------       ----------

        Total interest income                             6,970            5,121           19,599           15,524
                                                     ----------       ----------       ----------       ----------

Interest expense:
    Deposits                                              2,929            2,318            8,367            6,454
    Other borrowings                                        290              171              665              582
                                                     ----------       ----------       ----------       ----------

        Total interest expense                            3,219            2,489            9,032            7,036
                                                     ----------       ----------       ----------       ----------

        Net interest income                               3,751            2,632           10,567            8,488

Provision for loan losses                                   225               90              579              350
                                                     ----------       ----------       ----------       ----------

        Net interest income after
            provision for loan losses                     3,526            2,542            9,988            8,138
                                                     ----------       ----------       ----------       ----------

Noninterest income:
    Service charges on deposit accounts                     367              311            1,026              844
    Leasing fees and commissions                            247              181              639              477
    Income earned on bank owned life insurance              154               93              456              193
    Other                                                   129              149              421              571
                                                     ----------       ----------       ----------       ----------

        Total noninterest income                            897              734            2,542            2,085
                                                     ----------       ----------       ----------       ----------

Noninterest expense:
    Salaries and employee benefits                        1,951            1,210            5,214            3,952
    Occupancy expense                                       632              533            1,779            1,536
    Data processing 153                                     143              559              429
    Advertising                                              87               49              259              192
    Stationery and supplies                                 108               50              305              212
    Other                                                   435              494            1,335            1,249
                                                     ----------       ----------       ----------       ----------

        Total noninterest expense                         3,366            2,479            9,451            7,570
                                                     ----------       ----------       ----------       ----------

Earnings before income taxes                              1,057              797            3,079            2,653

        Income taxes                                        320              243              921              898
                                                     ----------       ----------       ----------       ----------

Net earnings                                         $      737              554            2,158            1,755
                                                     ==========       ==========       ==========       ==========

Basic earnings per share                             $      .11              .08              .32              .27
                                                     ==========       ==========       ==========       ==========

Basic weighted-average number of
    shares outstanding                                6,671,910        6,624,371        6,663,659        6,592,343
                                                     ==========       ==========       ==========       ==========

Diluted earnings per share                           $      .11              .08              .32              .26
                                                     ==========       ==========       ==========       ==========

Diluted weighted-average number of
    shares outstanding                                6,855,893        6,823,042        6,836,479        6,776,351
                                                     ==========       ==========       ==========       ==========

Dividends per share                                  $       --               --               --               --
                                                     ==========       ==========       ==========       ==========





See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                               COMMON STOCK                                            COMPRE-
                                               ------------            ADDITIONAL                      HENSIVE            TOTAL
                                        NUMBER OF                       PAID-IN         RETAINED        (LOSS)         STOCKHOLDERS'
                                         SHARES          AMOUNT         CAPITAL         EARNINGS        INCOME           EQUITY
                                        ---------        ------        ----------       --------    -----------        -------------
Balance at December 31, 1998           6,643,717       $   6,644          21,397             537             386           28,964
                                                                                                                        ---------

Comprehensive income:
     Net earnings (unaudited)                 --              --              --           2,158              --            2,158
     Net change in unrealized
          gain on securities
          available for sale,
          net of tax of $844
          (unaudited)                         --              --              --              --          (1,407)          (1,407)
                                                                                                                        ---------

Comprehensive income (unaudited)              --              --              --              --              --              751

Shares issued under stock
     option plan (unaudited)              18,613              18              79              --              --               97

Shares sold to employees
     (unaudited)                          10,830              11              42              --              --               53
                                       ---------       ---------       ---------       ---------       ---------        ---------

Balance at September 30, 1999
     (unaudited)                       6,673,160       $   6,673          21,518           2,695          (1,021)          29,865
                                       =========       =========       =========       =========       =========        =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                        -----------------
                                                                                      1999              1998
                                                                                      ----              ----
                                                                                           (UNAUDITED)

Cash flows from operating activities:
     Net earnings                                                                   $  2,158           1,755
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation                                                                    790             673
         Provision for loan losses                                                       579             350
         Net amortization of fees, premiums and discounts                                253              88
         Deferred income tax provision (credit)                                          304            (659)
         Income from mortgage banking activity                                           (16)            (49)
         Proceeds from sales of loans held for sale                                    1,037           3,941
         Originations of loans held for sale                                            (973)         (3,546)
         Stock issued for compensation                                                    --              50
         (Increase) decrease in accrued interest receivable                             (307)            185
         Increase in goodwill and other assets                                          (797)           (449)
         Increase in other liabilities                                                   244             438
                                                                                    --------        --------

              Net cash flow provided by operating activities                           3,272           2,777
                                                                                    --------        --------

Cash flows from investing activities:
     Purchase of securities available for sale                                       (24,640)        (23,133)
     Proceeds from sales and maturities of securities available for sale              17,147          19,971
     Principal repayments on securities available for sale                            10,782          12,363
     Proceeds from sale of FRB stock                                                      --             180
     Proceeds from sale of FHLB stock                                                     --             228
     Net purchase of premises and equipment                                           (1,079)           (851)
     Net increase in loans                                                           (85,112)        (39,106)
     Purchase of officers life insurance policies                                         --         (10,424)
     Purchase of Citizens National Bank and Trust, net cash acquired                      --           9,323
                                                                                    --------        --------

              Net cash used in investing activities                                  (82,902)        (31,449)
                                                                                    --------        --------

Cash flows from financing activities:
     Net increase in time deposits                                                    49,293          20,696
     Net increase in demand, savings, NOW and money-market deposit accounts           12,396          19,496
     Net increase (decrease) of other borrowings                                      15,073          (7,485)
     Issuance of common stock                                                            150             850
     Dividends paid                                                                       --              (1)
                                                                                    --------        --------

              Net cash provided by financing activities                               76,912          33,556
                                                                                    --------        --------

              Net (decrease) increase in cash and cash equivalents                    (2,718)          4,884

Cash and cash equivalents at beginning of period                                      27,699          17,949
                                                                                    --------        --------

Cash and cash equivalents at end of period                                          $ 24,981          22,833
                                                                                    ========        ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest                                                                   $  8,869           6,915
                                                                                    ========        ========

         Income taxes                                                               $  1,145           1,165
                                                                                    ========        ========

     Noncash transactions:
         Acquisition of Citizens National Bank and Trust:
              Fair value of assets acquired                                         $     --          77,744
                                                                                    ========        ========

              Liabilities assumed                                                   $     --          67,020
                                                                                    ========        ========

              Common stock issued                                                   $     --          10,724
                                                                                    ========        ========

         Loans converted into available for sale securities                         $ 18,032              --
                                                                                    ========        ========

         Accumulated other comprehensive income, net change in unrealized
              gain on securities available for sale, net of tax                     $ (1,407)            253
                                                                                    ========        ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1. GENERAL. In the opinion of the management of Gulf West Banks, Inc. (the "Company" or "Gulf West"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 1999, and the results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 and the cash flows for the nine-month periods ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. LOAN IMPAIRMENT AND LOSSES. The Company had no impaired loans at September 30, 1999 or at September 30, 1998.

     The activity in the allowance for loan losses is as follows:

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                              ------------------             -----------------
                                             1999            1998           1999            1998
                                             ----            ----           ----            ----
                                                            (IN THOUSANDS)

Balance at beginning of period              $2,613        2,261         2,436         1,564
Provision for loan losses                      225           90           579           350
(Charge-offs), net of recoveries                 2          (26)         (175)         (117)
Purchased via acquisition of Citizens           --           --            --           528
                                            ------       ------        ------        ------

Balance at end of period                    $2,840        2,325         2,840         2,325
                                            ======       ======        ======        ======

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

3. EARNINGS PER SHARE ("EPS"). The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. All per share amounts reflect the ten percent stock dividend declared November 19, 1998. Options to purchase 2,200 shares of common stock at $11.82 a share issued in 1998 were not included in the computation of diluted EPS because the options exercise price was not less than the average market price of the common shares. These options expire on June 17, 2008. (Dollars are in thousands, except per share amounts).

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                          -----------------------------------------------------------
                                                                     1999                              1998
                                                          ----------------------------    ---------------------------
                                                                    WEIGHTED-    PER                WEIGHTED-   PER
                                                                     AVERAGE    SHARE                AVERAGE   SHARE
                                                          EARNINGS    SHARES    AMOUNT    EARNINGS   SHARES    AMOUNT
                                                          --------  ---------   ------    --------  ---------  -------
     Basic EPS:

         Net earnings available to
          common stockholders                              $ 737    6,671,910    $ .11    $  554   6,624,371    $ .08
                                                                                   ===                            ===

     Effect of dilutive securities-
         Incremental shares from assumed
          exercise of options                               -         183,983                -       198,671
                                                          ------    ---------              -----   ---------

     Diluted EPS:
         Net earnings available to
          common stockholders
          and assumed conversions                          $ 737    6,855,893    $ .11     $ 554   6,823,042    $ .08
                                                           =====    =========    =====     =====   =========    =====



                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------------------------------------
                                                                   1999                              1998
                                                         -----------------------------     --------------------------
                                                                    WEIGHTED-    PER                WEIGHTED-   PER
                                                                     AVERAGE    SHARE                AVERAGE   SHARE
                                                         EARNINGS    SHARES     AMOUNT     EARNINGS  SHARES    AMOUNT
                                                         --------   ---------  -------     -------- --------  -------

     Basic EPS:
         Net earnings available to
          common stockholders                           $ 2,158     6,663,659    $ .32   $ 1,755   6,592,343    $ .27
                                                                                   ===                            ===

     Effect of dilutive securities-
         Incremental shares from assumed
          exercise of options                              -          172,820              -         184,008
                                                        --------    ---------           --------  ----------

     Diluted EPS:
         Net earnings available to
          common stockholders
          and assumed conversions                        $ 2,158    6,836,479    $ .32   $ 1,755   6,776,351    $ .26
                                                           =====    =========      ===     =====   =========      ===

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 1999, and for the three-month and nine-month periods ended September 30, 1999 and 1998 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors of Gulf West Banks, Inc.
St. Petersburg, Florida:

     We have reviewed the condensed consolidated balance sheet of Gulf West Banks, Inc. and Subsidiaries (the "Company") as of September 30, 1999, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1999 and 1998, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998 and the condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 1999. These financial statements are the responsibility of the Company's management.

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




/s/ HACKER, JOHNSON, COHEN & GRIEB PA
-------------------------------------
HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
October 13, 1999

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Gulf West Banks, Inc. ("Gulf West" or the "Company") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Florida effective October 24, 1994. Gulf West's principal assets are all of the issued and outstanding shares of capital stock of Mercantile Bank, a Florida state banking corporation which is headquartered in St. Petersburg, Florida ("Mercantile"), and all of the issued and outstanding shares of Mercantile Bank Leasing, Inc. ("MBL"), a Florida corporation located in Tampa, Florida, which is engaged in equipment leasing.

Through its subsidiaries, Mercantile and MBL, the Company provides a wide range of personal and commercial banking services to customers located primarily in the Florida counties of Pinellas, Hillsborough, and Pasco. The Company targets niche markets that are underserved by the larger regional banks. These markets include small to mid-size businesses and professional offices as well as individuals who expect a higher level of personalized attention.

The Company has local directorship and management actively involved in its market areas and committed to the economic growth and development of those markets. Local management allows the Company to provide faster, more responsive and flexible decision making which management believes is important to its targeted customer base.

During the first half of 1999 the Company was presented with a unique opportunity to purchase participation interests in approximately $50 million of seasoned commercial real estate mortgage loans from another financial institution. These loan participations were funded primarily through the generation of new deposit accounts. This transaction contributed significantly to the extraordinary asset growth for the period. Management does not anticipate a comparable growth rate for the remainder of 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999, the Company's primary sources of funds consisted of deposit inflows, borrowed funds, loan principal repayments, and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, to purchase loan participations and to purchase securities. At September 30, 1999, the Company had commitments to originate loans totaling $12.6 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded during the next twelve months. Management also believes that, if so desired, it can adjust the rates it pays on deposits to retain or attract deposits in a changing interest-rate environment.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES


As a Florida-chartered commercial bank, Mercantile is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of September 30, 1999, Mercantile had liquidity of approximately $64.9 million, or approximately 18.6% of total deposits.

Management believes Mercantile was in compliance with all minimum capital requirements which it was subject to at September 30, 1999.

The following ratios and rates are presented for the dates and periods indicated:

                                                                      NINE MONTHS                      NINE MONTHS
                                                                         ENDED          YEAR ENDED        ENDED
                                                                     SEPTEMBER 30,      DECEMBER 31,  SEPTEMBER 30,
                                                                         1999              1998            1998
                                                                     ---------------  -------------- ----------------
        Average equity as a percentage
           of average assets                                             7.67%            9.15%           9.29%

        Equity to total assets at end of period                          7.28%            8.72%           8.84%

        Return on average assets (1)                                     0.75%            0.84%           0.81%

        Return on average equity (1)                                     9.76%            9.22%           8.69%

        Noninterest expenses to average assets (1)                       3.28%            3.39%           3.48%

        Nonperforming loans and foreclosed real estate as
           a percentage of total assets at end of period                 0.31%            0.43%           0.25%



---------------------------------------
(1)   Annualized for the nine months ended September 30, 1999 and 1998.

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


                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------
                                                               1999                                1998
                                                    -----------------------------------------------------------------
                                                              INTEREST       AVERAGE              INTEREST    AVERAGE
                                                    AVERAGE     AND           YIELD/     AVERAGE     AND       YIELD/
                                                    BALANCE   DIVIDENDS       RATE       BALANCE  DIVIDENDS     RATE
                                                    -------   ---------      -------     -------  ---------   -------
                                                                              (DOLLARS IN THOUSANDS)

Interest-earning assets:
   Loans (1)                                      $ 267,997       5,547        8.28%   $ 170,204     3,603        8.47%
   Securities                                        83,558       1,291        6.18       85,465     1,238        5.78
   Other interest-earning assets (2)                 10,386         132        5.08       20,116       280        5.57
                                                  ---------     -------                ---------   -------

       Total interest-earning assets                361,941       6,970        7.70      275,785     5,121        7.43
                                                                -------                            -------

Noninterest-earning assets                           42,839                               32,362
                                                  ---------                            ---------

       Total assets                               $ 404,780                            $ 308,147
                                                  =========                            =========

Interest-bearing liabilities:
   Savings and NOW accounts                          87,738         419        1.91       75,436       530        2.81
   Money-market deposits                             35,994         323        3.59       22,319       181        3.24
   Time deposits                                    171,742       2,187        5.09      122,809     1,607        5.23
   Borrowings                                        23,081         290        5.03       12,802       171        5.34
                                                  ---------     -------                ---------   -------

       Total interest-bearing liabilities           318,555       3,219        4.04      233,366     2,489        4.27
                                                                -------                            -------

Noninterest-bearing liabilities                      56,587                               47,057
Stockholders' equity                                 29,638                               27,724
                                                  ---------                            ---------

       Total liabilities and stockholders' equity $ 404,780                            $ 308,147
                                                  =========                            =========

Net interest income                                             $ 3,751                            $ 2,632
                                                                =======                            =======

Interest-rate spread (3)                                                       3.66%                              3.16%
                                                                               ====                               ====

Net interest margin (4)                                                        4.15%                              3.82%
                                                                               ====                               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                1.14                                 1.18
                                                       ====                                 ====


----------------------
(1) Includes loans on nonaccrual status.
(2) Includes federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

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


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                              1999                                  1998
                                                    -----------------------------------------------------------------
                                                              INTEREST      AVERAGE               INTEREST    AVERAGE
                                                    AVERAGE     AND          YIELD/      AVERAGE     AND       YIELD/
                                                    BALANCE   DIVIDENDS      RATE        BALANCE  DIVIDENDS    RATE
                                                    -------   ---------     -------      -------  ---------   -------
                                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans (1)                                      $ 258,538      15,947        8.22%   $ 165,248    11,101        8.96%
   Securities                                        72,915       3,257        5.96       81,482     3,733        6.11
   Other interest-earning assets (2)                 10,947         395        4.81       16,823       690        5.47
                                                   --------    --------                  -------  --------

       Total interest-earning assets                342,400      19,599        7.63      263,553    15,524        7.85
                                                                 ------                             ------

Noninterest-earning assets                           42,109                               26,538
                                                   --------                              -------

       Total assets                               $ 384,509                            $ 290,091
                                                    =======                              =======

Interest-bearing liabilities:
   Savings and NOW accounts                          87,869       1,291        1.96       73,159     1,567        2.86
   Money-market deposits                             32,096         793        3.29       18,205       406        2.97
   Time deposits                                    164,440       6,283        5.09      112,071     4,481        5.33
   Borrowings                                        19,274         665        4.60       14,228       582        5.45
                                                   --------     -------                  -------   -------

       Total interest-bearing liabilities           303,679       9,032        3.97      217,663     7,036        4.31
                                                                 ------                             ------

Noninterest-bearing liabilities                      51,342                               45,491
Stockholders' equity                                 29,488                               26,937
                                                   --------                              -------

       Total liabilities and stockholders' equity $ 384,509                            $ 290,091
                                                    =======                              =======

Net interest income                                            $ 10,567                           $  8,488
                                                                 ======                             ======

Interest-rate spread (3)                                                       3.66%                              3.54%
                                                                               ====                               ====

Net interest margin (4)                                                        4.11%                              4.29%
                                                                               ====                               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                1.13                                 1.21
                                                       ====                                 ====


--------------------------
(1) Includes loans on nonaccrual status.
(2) Includes federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

       COMPARISON OF THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998


   GENERAL. Net earnings for the three months ended September 30, 1999 were $737,000 or $.11 per basic and diluted share compared to $554,000 or $.08 per basic and diluted share for the comparable 1998 period. The increase in earnings was primarily due to increased net interest income and noninterest income partially offset by increases in noninterest expenses.

   INTEREST INCOME AND EXPENSE. Interest income increased by $1.9 million to
       $7.0 million for the three-month period ended September 30, 1999 from $5.1 million for the three months ended September 30, 1998. Interest on loans increased $1.9 million to $5.5 million due to an increase in the average loan portfolio balance in 1999 partly offset by a decrease in the weighted-average yield earned in 1999. Interest on securities increased $53,000 to $1.3 million for the three-months ended September 30, 1999 due to a increase in the average yield earned in 1999 partially offset by a decrease in the average securities portfolio in 1999. Interest on other interest-earning assets decreased from $280,000 for the three months ended September 30, 1998 to $132,000 for the three months ended September 30, 1999 due to a decrease in the average balance of other interest-earning assets in 1999 and a decrease in the weighted-average yield earned in 1999.

       Interest expense on deposits increased $611,000 to $2.9 million for the three-months ended September 30, 1999 from $2.3 million in 1998. The increase is due to an increase in the average deposits in 1998 partially offset by a decrease in the weighted-average rate paid on deposits.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to income to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $225,000 for the three-month period ended September 30, 1999 compared to $90,000 for the same period in 1998. The allowance for loan losses is $2.8 million at September 30, 1999. While management believes that its allowance for loan losses is adequate as of September 30, 1999, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

   NONINTEREST INCOME. Noninterest income increased to $897,000 in 1999 from $734,000 for the three months ended September 30, 1998. Service charges on deposits increased in 1999 due to the growth in deposit accounts. Income from bank owned life insurance policies increased in 1999 primarily because of the purchases of additional life insurance policies in 1998.

   NONINTEREST EXPENSE. Total noninterest expense increased to $3.4 million for the three months ended September 30, 1999 from $2.5 million for the comparable period ended September 30, 1998. Increases resulted primarily from increases in employee compensation, occupancy expense, data processing expense and stationery and supplies due to the overall growth of the Company.

   INCOME TAXES. The income tax provision for the three months ended September
       30, 1999 was $320,000 or 30.3% of earnings before income taxes compared to $243,000 or 30.5% for the period ended September 30, 1998. The effective rate was lower during 1999 because of increases in tax exempt income from bank owned life insurance.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

       COMPARISON OF NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

   GENERAL. Net earnings for the nine months ended September 30, 1999 were $2.2 million or $.32 per basic and diluted share compared to $1.8 million or $.27 per basic and $.26 per diluted share for 1998. The increase in earnings was primarily due to increased net interest income and noninterest income partially offset by increases in noninterest expenses. The continued growth of the Company contributed significantly to these increases.

   INTEREST INCOME AND EXPENSE. Interest income increased by $4.1 million to
       $19.6 million for the nine-month period ended September 30, 1999 from $15.5 million for the nine months ended September 30, 1998. Interest on loans increased $4.8 million to $15.9 million due to an increase in the average loan portfolio balance in 1999 partly offset by a decrease in the weighted-average yield earned in 1999. Interest on securities decreased $.4 million to $3.3 million for the nine-months ended September 30, 1999 due to a decrease in the average securities portfolio in 1999 and a decrease in the average yield earned in 1999. Interest on other interest-earning assets decreased from $690,000 for the nine months ended September 30, 1998 to $395,000 for the nine months ended September 30, 1999 due to an decrease in the average balance of other interest-earning assets in 1999 and a decrease in the weighted-average yield earned in 1999.

       Interest expense on deposits increased $1.9 million to $8.4 million for the nine-months ended September 30, 1999 from $6.5 million in 1998. The increase is due to an increase in the average deposits in 1999 partially offset by a decrease in the weighted-average rate paid on deposits.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $579,000 for the nine-month period ended September 30, 1999 compared to $350,000 for the same period in 1998. The allowance for loan losses is $2.8 million at September 30, 1999. While management believes that its allowance for loan losses is adequate as of September 30, 1999, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

   NONINTEREST INCOME. Noninterest income increased to $2.5 million in 1999 from $2.1 million for the nine months ended September 30, 1998. Service charges on deposits increased in 1999 due to the growth in deposit accounts. Income from officers= life insurance policies increased in 1999 primarily because of the purchases of additional life insurance policies in 1998.

   NONINTEREST EXPENSE. Total noninterest expense increased to $9.5 million for the nine-months ended September 30, 1999 from $7.6 million for the comparable period ended September 30, 1998. Increases resulted primarily from increases in employee compensation, occupancy expense, data processing expense and other noninterest expense due to the overall growth of the Company.

   INCOME TAXES. The income tax provision for the nine months ended September
       30, 1999 was $921,000 or 29.9% of earnings before income taxes compared to $898,000 or 33.8% for the period ended September 30, 1998. The effective rate was lower during 1999 because of increases in tax exempt income from bank owned life insurance.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                YEAR 2000 ISSUES

The Company is acutely aware of the many areas affected by the Year 2000 computer issue, as addressed by the Federal Financial Institutions Examination Council ("FFIEC") in its interagency statement which provided an outline for institutions to effectively manage the Year 2000 challenges. A Year 2000 plan has been approved by the Board of Directors which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing, and contingency planning. In addition, the Board of Directors engaged a consulting firm to provide an independent review and evaluation of the Company's Year 2000 readiness. The independent review has been concluded and the results reflect that the Bank's plan has satisfactorily addressed the issues.

The Company formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. The Company has finished its awareness, assessment, renovation, validation, implementation, and testing phases, and has completed its contingency plan and customer relations training. Business resumption training is currently underway. Testing results reflect that the Bank's internal systems are Year 2000 ready. Since it routinely upgrades and purchases technologically advanced software and hardware on a continual basis, the Company has determined that the cost of making modifications to correct any Year 2000 issues will not materially affect reported operating results.

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

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NUMBER                DESCRIPTION OF DOCUMENT
--------------                -----------------------
     2*                       Amended and Restated Agreement and Plan of Merger
                              by and among Citizens National Bank and Trust
                              Company, Inc., Gulf West Banks, Inc. and
                              Mercantile Bank
     3.1*                     Articles of Incorporation of Gulf West Banks, Inc.
     3.2****                  Articles of Amendment to Articles of Incorporation
                              of Gulf West Banks, Inc.
     3.3*                     Bylaws of Gulf West Banks, Inc.
     10.1*                    Form of Registration Rights Agreement with Gordon
                              W. Campbell and John Wm. Galbraith
     10.2*                    Salary Continuation Agreements with Gordon W.
                              Campbell, Barry K. Miller, and Robert A. Blakley
     10.3*                    Employment Contract with Gordon W. Campbell
     10.4*                    Stock Option Plan
     10.5***                  Agreement to transfer fiduciary accounts to
                              SunTrust Bank, Nature Coast
     11**                     Statement regarding computation of per share
                              earnings
     27                       Financial Data Schedule (for SEC use only)

---------------
* incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's Form S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-373307).

** contained in Note 3 to the condensed consolidated financial statements set forth in this Form 10-Q.

***incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 8, 1998.

****incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on July 27, 1999.

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES


                                   SIGNATURES



Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GULF WEST BANKS, INC.
                             (Registrant)



Date: October 28, 1999       By: /s/ GORDON W. CAMPBELL
                             -----------------------------------------
                             Gordon W. Campbell, Chairman of the Board
                             and President (Chief Executive Officer)


Date: October 28, 1999       By: /s/ BARRY K. MILLER
                             ---------------------------------------------------
                             Barry K. Miller, Executive Vice President/Secretary
                             (Chief Financial Officer)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION OF DOCUMENT

     2*             Amended and Restated Agreement and Plan of Merger by and
                    among Citizens National Bank and Trust Company, Inc., Gulf
                    West Banks, Inc. and Mercantile Bank
     3.1*           Articles of Incorporation of Gulf West Banks, Inc.
     3.2****        Articles of Amendment to Articles of Incorporation of Gulf
                    West Banks, Inc.
     3.3*           Bylaws of Gulf West Banks, Inc.
     10.1*          Form of Registration Rights Agreement with Gordon W.
                    Campbell and John Wm. Galbraith
     10.2*          Salary Continuation Agreements with Gordon W. Campbell,
                    Barry K. Miller, and Robert A. Blakley
     10.3*          Employment Contract with Gordon W. Campbell
     10.4*          Stock Option Plan
     10.5***        Agreement to transfer fiduciary accounts to SunTrust Bank,
                    Nature Coast
     11**           Statement regarding computation of per share earnings
     27             Financial Data Schedule (for SEC use only)

--------------
* incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's Form S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-373307).

** contained in Note 3 to the condensed consolidated financial statements set forth in this Form 10-Q.

*** incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 8, 1998.

****incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on July 27, 1999.

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.