Form 10-K
period 1999-12-31
GULF WEST BANKS INC
filed 2000-03-20
CIK 932773

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

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to ________________________.

                        Commission file number: 000-23713

                              GULF WEST BANKS, INC.
                           ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         FLORIDA                                                 59-3276590
--------------------------------                            --------------------
(State or Other Jurisdiction                                   (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

    425 22ND AVENUE NORTH
    ST. PETERSBURG, FLORIDA                                        33704
----------------------------------------                    --------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code: (727) 894-5696

Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
 -------------------------------       -----------------------------------------
           NONE                                         NONE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2000, was $31,305,075. The number of shares of the registrant's common stock outstanding as of January 31, 2000, was 7,006,595.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive Proxy Statement relating to the registrant's 2000 annual meeting of shareholders to be held on April 20, 2000, is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

         The principal executive offices of Gulf West and Mercantile are located at 425 22nd Avenue North, St. Petersburg, Florida 33704, and their telephone number is (727) 894-5696. MBL is located at 5440 Mariner Street, Suite 204, Tampa, Florida 33609 and its telephone number is (813) 287-2982.

ACTIVITIES OF GULF WEST

         Currently, the only business activity of Gulf West is to own and operate Mercantile and MBL. Mercantile provides a wide range of personal and commercial banking services to customers located in the Florida counties of Pinellas, Hillsborough, and Pasco. The activities of Mercantile are described in more detail below under the caption "Activities of Mercantile." MBL is an equipment leasing company that arranges financing for a variety of equipment for all types of businesses. MBL currently comprises a de minimis portion of Gulf West's total assets and earnings. Although other activities are permitted under the Bank Holding Company Act of 1956 and the Gramm-Leach-Bliley Act of 1999, management of Gulf West has no current plans to engage in any other activities, although it may choose to do so at a later date.

ACQUISITION OF CITIZENS NATIONAL BANK AND TRUST COMPANY

         On January 16, 1998, the Company acquired Citizens National Bank and Trust Company of Port Richey, Florida ("Citizens National") in exchange for approximately 2,477,475 shares (adjusted to reflect subsequent stock dividends) of the common stock of the Company. The acquisition was effected through the merger of Citizens National with and into Mercantile pursuant to an Amended and Restated Agreement and Plan of Merger, dated October 16, 1997, by and among Gulf West, Mercantile, and Citizens National. Citizens National was a national banking association which was originally chartered by the Office of the Controller of the Currency on February 29, 1988. Prior to the acquisition, Citizens National engaged in general commercial banking and trust services from its one full-service banking location in Port Richey, Florida. At the time of the acquisition, Mercantile amended its charter to include trust powers so that it could continue the trust business of Citizens National. Subsequent to the acquisition, Mercantile sold the trust accounts to SunTrust Bank, Nature Coast and the trust department is no longer active. As a result of the acquisition, Citizens National's single banking office is currently being operated as the Port Richey office of Mercantile.

ACTIVITIES OF MERCANTILE

         The principal services offered by Mercantile include commercial and individual checking and savings accounts, money market accounts, certificates of deposit, most types of loans, and letters of credit. Mercantile also provides credit card services through a national credit card issuer and acts as issuing agent for U.S. Savings Bonds. Mercantile offers collection teller services, wire transfer facilities, safe deposit facilities, night depository facilities, telephone banking services and internet banking services. Mercantile's transaction accounts and time certificates are tailored to Mercantile's principal market area at rates competitive with those offered in Mercantile's primary service area. In addition, Mercantile offers certain retirement account services, including individual retirement accounts. All of Mercantile's deposit accounts are insured by the FDIC up to the maximum amount allowed by law.

         Mercantile offers a wide range of short to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), purchase of equipment and machinery, and Small Business Administration ("SBA") loans. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, and personal investments. Mercantile also originates and holds construction and acquisition loans on residential real estate. At December 31, 1999, commercial and consumer loans accounted for approximately 84.6% and 9.2%, respectively, of Mercantile's loan portfolio. Loans on residential real estate accounted for the remaining 11.2% of the loan portfolio. All loans are made in compliance with applicable federal and state regulations.

         Mercantile's lobby business hours are generally from 9:00 a.m. to 4:00 p.m., Monday through Thursday, 9:00 a.m. to 6:00 p.m. on Fridays, and 9:00 a.m. to 12:00 p.m. on Saturdays. The drive-up teller hours are generally 8:00 a.m. to 5:00 p.m. on Monday through Thursday, 8:00 a.m. to 6:00 p.m. on Fridays, and 8:00 a.m. to 12:00 p.m. on Saturdays. However, drive-in hours do vary slightly from office to office depending on customer requirements. Mercantile also has 24-hour automatic teller machines (ATM's) at each of its offices. Mercantile issues cards to its customers that can be used in any bank ATM as well as any ATM's which are members of the STAR and CIRRUS networks.

         Mercantile's data processing is handled by an outside service bureau -- FiServ, Inc. of Atlanta, Georgia. However, this function will be performed internally starting in the second quarter of 2000. Mercantile handles the item processing function internally. The amount paid for these services is dependent on the volume of transactions and the number of accounts being processed. In the year ended December 31, 1999, Mercantile paid $701,000 for data processing services. Mercantile makes extensive use of personal computers in all areas of its operations that permit efficient handling of deposit and loan accounts and other paper intensive applications such as word processing.

MARKET AREA

         Seven of Mercantile's banking offices are located in Pinellas County, Florida, four are located in Hillsborough County, Florida, and one is located in Pasco County, Florida. All three counties are in the west central Gulf Coast of Florida. The residential population of Pinellas County as of the 1990 census was 852,000 and the estimated population in 1999 was 896,000. Hillsborough County had a residential population of 834,000 as of the 1990 census and the estimated 1999 population was 956,000. Pasco County had a residential population of 281,000 as of the 1990 census and the estimated 1999 population was 326,000. The area has many more seasonal residents. The majority of Mercantile's business is generated from customers whose businesses or residences are located in an area within a radius of three miles of one of its banking offices. Four of the Pinellas County offices are located within the city limits of St. Petersburg, one is located in the unincorporated community of Tierra Verde, one is located in the city limits of Dunedin, and another one in the city limits of Pinellas Park. Two of the Hillsborough County offices are located within the city limits of Tampa, one within the city limits of Temple Terrace and one is in the county. The Pasco County office is located in the city limits of Port Richey.

OPERATING STRATEGY

         The management of the Company believes that the dominance of large regional holding companies in the banking industry has created a need for more locally-owned institutions with personalized banking services. Mercantile was organized as a locally-owned, locally-managed community financial institution, owned and managed by people who are actively involved in Mercantile's market area and committed to its economic growth and development. With local ownership, management, and directors, the Company's management believes that Mercantile can be more responsive to the communities it serves and tailor services to its customers' needs rather than provide the standardized services that large holding companies tend to offer. Local ownership and operation will allow faster, more responsive, and flexible decision-making which is not available at the majority of financial institutions in or near Mercantile's market area which are branch offices of large regional holding company banks with headquarters located elsewhere in Florida or in the United States.

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

         To the extent market conditions permit, Mercantile follows a strategy intended to insulate Mercantile's interest rate gap from adverse changes in interest rates by maintaining spreads through the adjustability of its interest-earning assets and interest-bearing liabilities. Mercantile's ability to reduce interest-rate risk in its loan and investment portfolios depends upon a number of factors, many of which are beyond Mercantile's control, including among others, competition for loans and deposits in its market area and conditions prevailing in the secondary market.

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

         Mercantile continually seeks to develop new business through an ongoing program of personal calls on both present and potential customers. As a local independent bank, Mercantile utilizes traditional local advertising media as well as direct mailings, telephone contacts, and brochures to promote the bank and develop loans and deposits. In addition, most of Mercantile's directors have worked and/or lived in or near Mercantile's market area for a number of years. Management believes that this factor, coupled with the past and continued involvement of the directors and officers in various local community activities, will further promote Mercantile's image as a locally-oriented independent institution, which management believes is an important factor to its targeted customer base.

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

         There are approximately 30 commercial banks and savings and loan associations with 289 branch offices in Pinellas County. In Hillsborough County there are approximately 33 such institutions with 200 offices, and in Pasco County, there are approximately 20 such institutions with 89 offices. Mercantile expects to receive competition from all of these financial institutions, a significant number of which have offices located in the St. Petersburg and Tampa areas. In order to compete with major financial institutions and others in Mercantile's market area, Mercantile emphasizes specialized and personal service by its directors, officers, and employees. Mercantile believes that its local ownership and community oriented operating philosophy and personalized banking service are competitive factors which strengthen Mercantile.

EMPLOYEES

         As of December 31, 1999, Gulf West employed 181 employees of which 161 were full-time and 20 were part-time, including four senior executive officers. Gulf West's employees are not represented by a collective bargaining group, and Gulf West considers its relations with its employees to be excellent. Gulf West provides employees with benefits customary in the banking industry, which include major medical insurance, group term life insurance, dental insurance, long term disability insurance, a 401(k) savings plan, stock purchase plan, and vacation and sick leave.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Report contains certain forward-looking statements which represent the issuer's expectations or beliefs, including, but not limited to, statements concerning the banking industry and the issuer's operations, performance, financial condition, and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "can," "estimate," or "continue" or the negative of other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including competition, general economic conditions, potential changes in interest rates, and changes in the value of real estate securing loans made by Mercantile, among other things.

ITEM 2.  PROPERTIES

         Gulf West corporate offices are located within the main office of Mercantile. MBL occupies leased space in an office park located at 5440 Mariner Street, Tampa, Florida.

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

         Mercantile also rents approximately 16,650 square feet in a professional office complex located at 2860 Scherer Drive, St. Petersburg, Florida 33716. This facility houses Mercantile's consumer and residential lending departments, the data processing operations department, the deposit and loan operations department, the item processing department, the human resources department and the accounting department.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since March 25,1998 the Company's common stock has been quoted on the Nasdaq National Market System under the symbol "GWBK". The high and low bids for the Company's common stock on the Nasdaq National Market System from March 25, 1998 through December 31,1999 were as follows :

         QUARTER ENDED                      HIGH              LOW
         -------------                      ----              ---

         March 31, 1998                    $ 11.255         $  9.740
         June 30, 1998                     $ 12.338         $  9.308
         September 30, 1998                $ 11.255         $  7.576
         December 31, 1998                $   9.762         $  6.493
         March 31, 1999                   $   8.810         $  7.619
         June 30, 1999                    $   8.333         $  7.619
         September 30, 1999               $   9.524         $  7.857
         December 31, 1999                $   9.750         $  8.563

         The Company paid cash dividends of $0.03 per share in 1995, a 5% stock dividend in 1996, a 10% stock dividend in February 1998, a 10% stock dividend in December 1998 and a 5% stock dividend in November 1999. (The above market information has been restated for the effect of these stock dividends.) Further dividends, if any, will be determined by the Board of Directors based on several factors including the Company's growth rate, profitability, financial condition and capital requirements.

         As of January 21, 2000, the Company had approximately 1,100 holders of record of common stock. Certain of the Company's shares are held in "nominee" or "street" name and, accordingly, the exact number of owners of such shares is not known.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                     AT DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1999       1998        1997      1996       1995
                                                 --------   --------   --------    -------   --------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE FIGURES)
Cash and due from banks ......................   $ 11,924     16,045      9,046      8,631      5,555
Federal funds sold and securities purchased
    under agreements to resell ...............     12,323     11,654      8,903      3,356      5,600
Investment securities ........................     77,857     69,087     53,183     40,231     33,489
Loans, net ...................................    283,225    208,608    122,555    112,979     73,948
All other assets .............................     31,273     26,780     11,161      9,617      7,344
                                                 --------   --------   --------   --------   --------

    Total assets .............................   $416,602    332,174    204,848    174,814    125,936
                                                 ========   ========   ========   ========   ========

Deposits .....................................    356,567    286,372    169,101    149,335    109,192
Other borrowings .............................     27,417     15,438     20,237     12,047      3,799
All other liabilities ........................      2,284      1,400        969        332        431
Stockholders' equity .........................     30,334     28,964     14,541     13,100     12,514
                                                 --------   --------   --------   --------   --------

    Total liabilities and stockholders' equity   $416,602    332,174    204,848    174,814    125,936
                                                 ========   ========   ========   ========   ========

                                                                   YEAR ENDED DECEMBER 31,
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------

Total interest income ........................   $ 26,854     21,018     14,039     10,844      8,447
Total interest expense .......................     12,455      9,602      6,026      4,659      3,736
                                                 --------   --------   --------   --------   --------

Net interest income ..........................     14,399     11,416      8,013      6,185      4,711
Provision for loan losses ....................        670        440        437        401        240
                                                 --------   --------   --------   --------   --------
Net interest income after provision
    for loan losses ..........................     13,729     10,976      7,576      5,784      4,471

Noninterest income ...........................      3,478      2,856      1,987      1,031        849
Noninterest expenses .........................     12,773     10,132      7,654      6,324      4,181
                                                 --------   --------   --------   --------   --------
Earnings before income taxes .................      4,434      3,700      1,909        491      1,139

Income taxes .................................      1,364      1,179        654        177        431
                                                 --------   --------   --------   --------   --------
Net earnings .................................   $  3,070      2,521      1,255        314        708
                                                 ========   ========   ========   ========   ========

Earnings per share (1):
    Basic ....................................   $   0.44       0.36       0.30       0.08       0.20
                                                  =======   ========   ========   ========   ========

    Diluted ..................................   $   0.43       0.35       0.29       0.08       0.19
                                                 ========   ========   ========   ========   ========

Without SAIF Assessment**
Net earnings .................................   $  3,070      2,521      1,255        608        708
                                                 ========   ========   ========   ========   ========

Earnings per common share - basic (1) ........   $   0.44       0.36       0.30       0.15       0.20
                                                 ========   ========   ========   ========   ========

Earnings per common share - diluted (1) ......   $   0.43       0.35       0.29       0.14       0.19
                                                 ========   ========   ========   ========   ========


** SAIF assessment was paid in 1996

                                                                     (continued)
                                       7


                                                                                    AT OR FOR THE
                                                                                YEAR ENDED DECEMBER 31,
                                                         1999            1998            1997            1996            1995
                                                         ----            ----            ----            ----            ----
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE FIGURES)
FOR THE PERIOD:
Return on average assets ..................              0.79%           0.84%           0.69%           0.22%           0.63%
Return on average equity ..................             10.35%           9.22%           9.18%           2.45%           6.93%
Average equity to average assets ..........              7.59%           9.15%           7.50%           8.87%           9.11%
Interest rate spread during the period (2)               3.66%           3.57%           4.02%           4.01%           3.99%
Net interest margin .......................              4.12%           4.25%           4.84%           4.78%           4.71%
Noninterest expense to average assets .....              3.27%           3.39%           4.20%           4.39%           3.73%
Dividend pay-out ratio ....................             --              --              --              --               0.16%

AT THE END OF THE PERIOD:

Ratio of average interest-earning assets to
    average interest-bearing liabilities ..              1.13            1.19            1.22            1.21            1.19
Nonperforming loans, and foreclosed real
    estate as a percentage of total assets               0.80%           0.43%           0.31%           0.46%           1.01%
Allowance for loan losses as a percentage
    of total loans ........................              1.00%           1.15%           1.26%           1.04%           1.11%
Allowance for loan losses as a percentage
    of nonperforming loans ................             96.15%         219.97%         245.53%         148.19%         107.37%
Total number of offices ...................                12              11               9               8               5
Full-service banking offices ..............                12              11               9               8               5
Total shares outstanding at
    end of period (1) .....................         7,006,595       6,975,902       4,246,869       4,225,720       4,166,935
Book value per share (1) ..................              4.33            4.15            3.42            3.10            3.01


(1) All per share information is presented to reflect the two stock dividends of 10% declared January 15, 1998 and November 19, 1998 and the 5% stock dividends declared in 1996 and on October 21, 1999.
(2) Difference between weighted-average yield on all interest-earning assets and weighted-average rate on all interest-bearing liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Gulf West Banks, Inc. (the "Holding Company") is a one-bank holding company and owns 100% of the outstanding stock of Mercantile Bank ("Mercantile"). Mercantile is a State (Florida) chartered commercial bank. Mercantile, through twelve banking offices, provides a wide range of banking services to individuals and businesses located primarily in Pinellas, Hillsborough and Pasco Counties, Florida. The Holding Company also operates Mercantile Bank Leasing, Inc. ("MBL"). MBL is an equipment leasing company that arranges financing for a variety of equipment for all types of businesses and is headquartered in Tampa. The Holding Company's only business activities are the operations of Mercantile and MBL. Collectively the entities are referred to as "Gulf West".

The principal services offered by Mercantile include commercial and individual checking and savings accounts, money-market accounts, certificates of deposit, most types of loans, including commercial and working capital loans and real estate, home equity and installment loans, as well as financing through letters of credit. Mercantile also provides credit card services through a national credit card issuer and acts as issuing agent for U.S. Savings Bonds, travelers checks and cashiers checks. It offers collection teller services, wire transfer facilities, safe deposit and night depository facilities, telephone banking services and internet banking services. The transaction accounts and time certificates are tailored to Mercantile's principal market area at rates competitive with those offered in Mercantile's primary service area. In addition, Mercantile offers certain retirement account services, including individual retirement accounts. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. Mercantile offers a wide range of short to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), purchase of equipment and machinery, and Small Business Administration ("SBA") loans. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, and personal investments. Mercantile also originates and holds construction and acquisition loans on residential real estate.

At December 31, 1999, Gulf West had total consolidated assets of $416.6 million, an increase of 25% over total assets of $332.2 million at December 31, 1998. During the year ended December 31, 1999, net loans receivable increased $74.6 million or 36%. Gulf West's portfolio of investment securities increased to $77.9 million as of December 31, 1999 from $69.1 million as of December 31, 1998. Mercantile's deposits increased to $356.6 million as of December 31, 1999 from $286.4 million as of December 31, 1998, a 25% increase. Gulf West had consolidated net earnings of $3,070,000 or $.44 basic earnings per share ($.43 diluted earnings per share) for the year ended December 31, 1999 compared to consolidated net earnings of $2,521,000 or $.36 basic earnings per share (.35 diluted earnings per share) for 1998.

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

On November 12, 1999 the Gramm-Leach-Bliley Act (the "Act") was enacted into law. This financial services reform legislation does three fundamental things. First, it repeals provisions of the Glass Steagall Act to permit commercial banks to affiliate with investment banks. Second, it substantially modifies the forty-three year old Bank Holding Company Act of 1956 to permit companies that own commercial banks to engage in any type of financial activity. Finally, it allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. As a result of this new Act, banking companies and other types of financial companies, for example, securities, insurance and financial technology companies, will be able to combine more readily. Besides these key items, the Act includes many other important provisions including provisions regarding the privacy of customer information; increased access by community banks to the Federal Home Loan Bank System; and significant changes to the requirements imposed by the Community Reinvestment Act. Pursuant to one of the provisions in the Act, Mercantile applied for membership in the Federal Home Loan Bank of Atlanta and was approved for membership on January 28, 2000. Management is evaluating the ramifications of the Act for the Company, however there are no immediate plans to engage in any of the activities newly authorized by the Act.

ACQUISITION

On January 16, 1998, Gulf West acquired Citizens National Bank and Trust Company, Port Richey, Florida ("Citizens"). The acquisition was accomplished through the merger of Citizens with and into Mercantile. In consideration of the merger, Gulf West issued 2.5 million shares of its common stock (adjusted for subsequent stock dividends) to the shareholders of Citizens. At December 31, 1997, Citizens had total assets of $75.5 million, total loans of $30.7 million and total deposits of $66.4 million. Citizens operated one banking office in Pasco County, Florida. Gulf West accounted for this transaction using the purchase method of accounting.

YEAR 2000 COMPLIANCE

Gulf West's operating and financial systems have been found to be compliant; the "Y2K Problem" has not adversely affected Gulf West's operations nor does management expect that it will.

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


                                                                                AT DECEMBER 31,
                                                                 ---------------------------------------------
                                                                 1999     1998        1997      1996      1995
                                                                 ----     ----        ----      ----      ----
                                                                            (DOLLARS IN THOUSANDS)
Nonperforming (nonaccrual) loans:
   Residential real estate loans .............................   $   98        84        51        91        --
   Commercial real estate ....................................    2,625       653       488       628       747
   Commercial loans ..........................................      240       343        83        41        --
   Consumer loans and other ..................................       --        28        15        39        26
                                                                 ------    ------    ------    ------    ------

       Total nonperforming (nonaccrual) loans ................    2,963     1,108       637       799       773
                                                                 ------    ------    ------    ------    ------

       Total nonperforming loans to total assets .............      .71%      .33%      .31%      .46%      .61%
                                                                 ======    ======    ======    ======    ======

Foreclosed real estate:

   Real estate acquired by foreclosure or deed
     in lieu of foreclosure ..................................      353       309        --        --       497
                                                                 ------    ------    ------    ------    ------

       Total nonperforming loans and foreclosed real estate...   $3,316     1,417       637       799     1,270
                                                                 ======    ======    ======    ======    ======

       Total nonperforming and foreclosed real estate
          to total assets ....................................      .80%      .43%      .31%      .46%     1.01%
                                                                 ======    ======    ======    ======    ======

          Interest income that would have been recorded under the original terms of nonaccrual loans and the interest income actually recognized are summarized below:

                                                         YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                  1999   1998   1997   1996   1995
                                                  ----   ----   ----   ----   ----
                                                           (IN THOUSANDS)

Interest income that would have been recognized   $259    108     71     82     23
Interest income recognized ....................    216     63     51     66     15
                                                  ----   ----   ----   ----   ----

                                                  $ 43     45     20     16      8
                                                  ====   ====   ====   ====   ====

The following table sets forth information with respect to activity in Gulf West's allowance for loan losses for the periods indicated:


                                                                                  YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------------------
                                                                 1999          1998         1997         1996         1995
                                                               ---------     ---------    ---------    ---------    ---------
                                                                              (DOLLARS IN THOUSANDS)

Average loans outstanding, net ...........................     $ 264,010       174,476      116,148       87,000      65,747
                                                               =========     =========    =========    =========    =========

Allowance at beginning of year ...........................         2,436         1,564        1,184          830          663
                                                               ---------     ---------    ---------    ---------    ---------
Charge-offs:
   Commercial loans ......................................          (251)          (92)         (36)          --          (41)
   Consumer loans ........................................           (36)          (91)         (60)         (54)         (57)
   Residential ...........................................            (8)           --           --           --           --
                                                               ---------     ---------    ---------    ---------    ---------

     Total loans charged-off .............................          (295)         (183)         (96)         (54)         (98)
                                                               ---------     ---------    ---------    ---------    ---------

Recoveries ...............................................            38            87           39            7           25
                                                               ---------     ---------    ---------    ---------    ---------

     Net charge-offs .....................................          (257)          (96)         (57)         (47)         (73)
                                                               ---------     ---------    ---------    ---------    ---------

   Provision from acquisition of Citizens National Bank
     and Trust ...........................................            --           528           --           --           --
                                                               ---------     ---------    ---------    ---------    ---------

   Provision for loan losses charged to operating expenses           670           440          437          401          240
                                                               ---------     ---------    ---------    ---------    ---------

   Allowance at end of year ..............................     $   2,849         2,436        1,564        1,184          830
                                                               =========     =========    =========    =========    =========

   Ratio of net charge-offs to average loans outstanding .         .0973         .0550        .0491        .0540        .1100
                                                               =========     =========    =========    =========    =========

   Allowance as a percent of total loans .................         1.00%          1.15%        1.26%        1.04%        1.11%
                                                               =========     =========    =========    =========    =========

   Total loans at end of year ............................     $ 286,109       211,114      124,291      114,065       74,654
                                                               =========     =========    =========    =========    =========

The following table presents information regarding Gulf West's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans:


                                                                    AT DECEMBER 31,
                      ------------------------------------------------------------------------------------------------------
                                 1999               1998                1997               1996              1995
                      ---------------------- -------------------  ------------------ ------------------- -------------------
                                     % OF                 % OF                % OF               % OF                 % OF
                                   LOANS IN             LOANS IN            LOANS IN           LOANS IN             LOANS IN
                                     EACH                 EACH                EACH               EACH                 EACH
                       AMOUNT      CATEGORY   AMOUNT    CATEGORY   AMOUNT   CATEGORY  AMOUNT   CATEGORY   AMOUNT    CATEGORY
                         OF        TO TOTAL     OF      TO TOTAL     OF     TO TOTAL    OF      TO TOTAL    OF      TO TOTAL
                      ALLOWANCE      LOANS   ALLOWANCE   LOANS    ALLOWANCE   LOANS  ALLOWANCE   LOANS   ALLOWANCE   LOANS
                      ---------    --------  ---------  --------  --------- -------- --------- --------- ---------  --------

                                                   (DOLLARS IN THOUSANDS)
Commercial loans        $  714       13.9%    $  541      14.3%    $  328     15.9%    $ 179      15.9%    $  136     19.5%
Commercial real
  estate loans ..        1,864       70.7      1,616      59.3        985     58.2       782      55.4        447     37.2
Residential real
  estate loans ..          114       11.2        140      20.6         63     15.3        67      19.4        120     33.4
Consumer loans ..          157        4.2        139       5.8        188     10.6       156       9.3        127      9.9
                        ------       ----     ------     -----     ------    -----     ------    -----     ------    -----
  Total allowance
        for loan
        losses ..       $2,849      100.0%    $2,436     100.0%    $1,564    100.0%    $1,184    100.0%    $  830    100.0%
                        ======      =====     ======     =====     ======    =====     ======    =====     ======    =====

LIQUIDITY AND CAPITAL RESOURCES

A Florida chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as determined by the rules of the Florida DBF, such as federal funds sold and United States securities or securities guaranteed by the United States or agencies thereof. As of December 31, 1999 and December 31, 1998, Mercantile has liquidity of approximately $67.5 million and $74.9 million, or approximately 19.4% and 27.6% of total deposits (net of secured deposits), respectively.

During the year ended December 31, 1999, Gulf West's primary sources of funds consisted of principal payments on loans and investment securities, proceeds from sales and maturities of securities available for sale and net increases in deposits, and proceeds from short term borrowings collateralized by investment securities. Gulf West used its capital resources principally to purchase investment securities, fund existing and continuing loan commitments and to purchase participation interests in loans originated by other financial institutions. At December 31, 1999, Gulf West had commitments to originate loans totaling $10.9 million. Scheduled maturities of certificates of deposit during the 12 months following December 31, 1999 totaled $136.3 million. Management believes Gulf West has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within the next twelve months and, if so desired, that it can adjust the rates on certificates of deposit to retain deposits in a changing interest-rate environment.

The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio (dollars in thousands):


                                            AFTER ONE YEAR    AFTER FIVE YEARS
                         ONE YEAR OR LESS    TO FIVE YEARS       TO TEN YEARS     AFTER TEN YEARS         TOTAL
                       ------------------- ------------------ -----------------  ----------------- ------------------
                        CARRYING   AVERAGE  CARRYING  AVERAGE CARRYING AVERAGE   CARRYING  AVERAGE CARRYING   AVERAGE
                          VALUE     YIELD     VALUE    YIELD   VALUE    YIELD      VALUE    YIELD    VALUE     YIELD
                       ---------   ------- ---------  ------- -------- -------   --------  ------- --------   -------

AT DECEMBER 31, 1999:
   U.S. Treasury
     securities ......   $ 1,002     6.31%  $ 4,975    5.64%  $    --      -- %   $    --     --%   $ 5,977      5.76%
   U.S. agency
     obligations .....        --       --     4,840    6.04     6,835    5.99          --     --     11,675      6.01
   Corporate and other
     obligations .....       425     4.83       726    7.51     3,897    8.47         250   8.02      5,298      8.03
                         -------            -------           -------             -------           -------
                         $ 1,427     5.88%  $10,541    5.95%  $10,732    6.86%    $   250   8.02%   $22,950      6.41%
                         =======     ====   =======    ====   =======    ====     =======   ====    =======      ====
   Mortgage-backed
     securities ...................................................................................  54,907      6.41%
                                                                                                    -------
   Total .......................................................................................... $77,857      6.41%
                                                                                                    =======      ====

AT DECEMBER 31, 1998:
   U.S. Treasury
     securities ......   $ 1,234     5.56%  $ 7,067    6.20%  $    --      --%    $    --     --%   $ 8,301      6.10%
   U.S. agency
     obligations .....     5,034     5.31     3,094    6.43        --      --          --     --      8,128      5.74
   Corporate and other
     obligations .....     1,045     5.08       454    6.17     2,452    8.19       2,307   8.51      6,258      7.64
                         -------            -------           -------             -------           -------
                         $ 7,313     5.32%  $10,615    6.27%  $ 2,452    8.19%    $ 2,307   8.51%   $22,687      6.40%
                         =======     ====   =======    ====   =======    ====     =======   ====    =======      ====

   Mortgage-backed
     securities ..................................................................................   46,400      6.47
                                                                                                    -------

   Total .........................................................................................  $69,087      6.45%
                                                                                                    =======      ====

REGULATORY CAPITAL REQUIREMENTS
     Gulf West (on a consolidated basis) and Mercantile are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Gulf West's and Mercantile's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, Gulf West and Mercantile must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require Gulf West and Mercantile to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that Gulf West and Mercantile met all capital adequacy requirements to which they are subject.

     As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized as well capitalized, institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Mercantile's category. Gulf West's and Mercantile's actual capital amounts and percentages as of December 31, 1999 and 1998 are also presented in the table.

                                                                                             MINIMUM TO BE WELL
                                                                                             CAPITALIZED UNDER
                                                                       MINIMUM CAPITAL       PROMPT CORRECTIVE
                                                      ACTUAL             REQUIREMENT         ACTION PROVISIONS
                                                ----------------       ----------------      --------------
                                                AMOUNT     RATIO       AMOUNT     RATIO      AMOUNT      RATIO
                                                ------     -----       ------     -----      ------      -----
DECEMBER 31, 1999:
    Total capital to Risk-Weighted Assets:
         Gulf West ........................    $33,090      11.1       23,957      8.0%         N/A      N/A
         Mercantile .......................     32,098      10.7       24,021      8.0       30,026      10.0

    Tier I Capital to Risk Weighted Assets:
         Gulf West ........................     30,241      10.1       12,217      4.0          N/A       N/A
         Mercantile .......................     29,249       9.7       12,012      4.0       18,018       6.0

    Tier I Capital to Average Assets:
         Gulf West ........................     30,241       7.4       16,324      4.0          N/A       N/A
         Mercantile .......................     29,249       7.2       16,295      4.0       20,369       5.0

AS OF DECEMBER 31, 1998:
     Total capital to Risk-Weighted Assets:
         Gulf West ........................     29,359      13.1       17,998      8.0          N/A       N/A
         Mercantile .......................     28,340      12.6       17,965      8.0       22,456      10.0

    Tier I Capital to Risk Weighted Assets:
         Gulf West ........................     26,923      12.0        9,004      4.0          N/A       N/A
         Mercantile .......................     25,904      11.5        8,979      4.0       13,468       6.0

    Tier I Capital to Average Assets:
         Gulf West ........................     26,923       8.3       12,959      4.0          N/A       N/A
         Mercantile .......................     25,904       8.1       12,856      4.0       16,069       5.0


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

Gulf West's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on Gulf West's net interest income and capital, while adjusting Gulf West's asset-liability structure to obtain the maximum yield-cost spread on that structure. Gulf West relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates may adversely impact Gulf West's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Gulf West does not engage in trading activities.

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

Gulf West also maintains a portfolio of liquid assets (cash and assets maturing or repricing in one year or less) in order to reduce its vulnerability to shifts in market rates of interest. At December 31, 1999, 6.1% of Gulf West's total assets consisted of cash and short-term U.S. Government and agency securities maturing in one year or less. Furthermore, as of such date, Gulf West's liquidity ratio was 19.4%.

Gulf West also seeks to maintain a large stable core deposit base by providing quality service to its customers without significantly increasing its cost of funds or operating expenses. The success of Gulf West's core deposit strategy is demonstrated by the stability and growth of its demand accounts, money-market deposit accounts, savings accounts and NOW accounts, which totaled $178.3 million, representing 50% of total deposits at December 31, 1999. Management anticipates that these accounts will increase and in the future comprise a significant portion of its deposit base.

As of December 31, 1999, Gulf West's one-year negative interest-rate sensitivity gap in dollars was $112 million. Although management believes that the implementation of the foregoing strategies has reduced the potential adverse effects of changes in interest rates on Gulf West's results of operations, any substantial and prolonged increase in market rates of interest could have an adverse impact on Gulf West's results of operations. As discussed above, on a quarterly basis management performs an income simulation analysis to measure the volatility of Gulf West's projected net interest income when subjected to 200 basis point interest rate shocks. As a result of this simulation analysis, management believes that its present gap position is appropriate for the current interest rate environment and that a negative gap will continue in the one year time period.

The following table sets forth certain information relating to Gulf West's interest-earning assets and interest-bearing liabilities at December 31, 1999 that are estimated to mature or are scheduled to reprice within the period shown. Since assets and liabilities within each interest-sensitive period may not reprice by the same amount or at the same time, the following table may not be reflective of changes in net interest income which would result from changes in the general level of interest rates.


                                                        MORE
                                                        THAN             MORE
                                                        THREE           THAN SIX           MORE            MORE
                                                        MONTHS           MONTHS          THAN ONE       THAN FIVE
                                         THREE          TO SIX           TO ONE           YEAR TO       YEARS AND
                                         MONTHS         MONTHS            YEAR          FIVE YEARS     INSENSITIVE          TOTAL
                                      ----------      ----------        ---------       ----------     -----------          -----
                                                                         ($ IN THOUSANDS)

Loans (1),(2):
  Adjustable rate ..............      $   2,979            1,433            2,936            6,720             301          14,369
  Fixed rate ...................            320              363               64              355          19,185          20,287
  Consumer and other loans .....         70,589            9,435            6,434          125,225          39,770         251,453
                                      ---------        ---------        ---------        ---------       ---------       ---------

     Total loans ...............         73,888           11,231            9,434          132,300          59,256         286,109

Investments (3),(4) ............         12,323              174           11,594           23,776          42,313          90,180
                                      ---------        ---------        ---------        ---------       ---------       ---------

     Total rate-sensitive assets         86,211           11,405           21,028          156,076         101,569         376,289
                                      ---------        ---------        ---------        ---------       ---------       ---------

Deposit accounts (5):
  Savings and NOW ..............         33,660               --               --               --          51,451          85,111
  Money market .................         32,938               --               --               --           4,890          37,828
  Time deposits ................         39,334           38,346           58,665           41,861              12         178,218
                                      ---------        ---------        ---------        ---------       ---------       ---------

Total deposit accounts .........        105,932           38,346           58,665           41,861          56,353         301,157

Other borrowings ...............         27,417               --               --               --              --          27,417
                                      ---------        ---------        ---------        ---------       ---------       ---------

     Total rate-sensitive
         liabilities ...........        133,349           38,346           58,665           41,861          56,353         328,574
                                      ---------        ---------        ---------        ---------       ---------       ---------

Gap (repricing differences) ....      $ (47,138)         (26,941)         (37,637)         114,215          45,216          47,715
                                      =========        =========        =========        =========       =========       =========

Cumulative GAP .................      $ (47,138)         (74,079)        (111,716)           2,499          47,715
                                                       =========        =========        =========       =========

Cumulative GAP/total assets ....         (11.31)%         (17.78)%         (26.82)%           .60%          11.45%
                                      =========        =========        =========       =========       =========

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

The following table reflects the contractual principal repayments by period of Gulf West's loan portfolio at December 31, 1999.


                                                              RESIDENTIAL
YEARS ENDING                                    COMMERCIAL      MORTGAGE      CONSUMER
DECEMBER 31,                                       LOANS         LOANS          LOANS         TOTAL
------------                                    ----------    -----------    ---------       -------
                                                                    (IN THOUSANDS)

2000 .......................................      $ 24,513         1,889         3,521        29,923
2001 .......................................        33,881         1,880         2,935        38,696
2002-2003 ..................................        20,284         1,917         3,353        25,554
2004-2005 ..................................        20,506         2,756         1,367        24,629
2006-2013 ..................................       109,579         9,413           798       119,790
Thereafter .................................        33,112        14,270           135        47,517
                                                  --------      --------      --------      --------
     Total .................................      $241,875        32,125        12,109       286,109
                                                  ========      ========      ========      ========


Of the $256,186 of loans due after 2000, 29% of such loans have fixed rates of interest and 71% have adjustable rates.

The following table displays loan originations by type of loan and principal reductions during the periods indicated:


                                                                           YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------------
                                                     1999             1998           1997             1996           1995
                                                   ---------       ---------       ---------       ---------       ---------
                                                                                (IN THOUSANDS)
Originations and purchases:
      Commercial loans ......................      $  25,799          23,066          12,102          12,543           8,030
      Commercial real estate loans ..........        107,828          71,624          31,329          49,234          18,342
      Residential real estate ...............         15,410          16,085           4,197           3,125           2,314
      Consumer loans ........................          8,271          11,046          11,692           9,689           8,979
                                                   ---------       ---------       ---------       ---------       ---------

         Total loans originated and purchased        157,308         121,821          59,320          74,591          37,665

Loans acquired with purchase of Citizens ....             --          30,744              --              --              --
Principal reductions ........................        (82,313)        (65,742)        (49,094)        (35,180)        (27,070)
                                                   ---------       ---------       ---------       ---------       ---------

         Increase in gross loans ............      $  74,995          86,823          10,226          39,411          10,595
                                                   =========       =========       =========       =========       =========

The following table sets forth information concerning Gulf West's loan portfolio by type of loan at the dates indicated.

                                                                       AT DECEMBER 31,
                       ------------------------------------------------------------------------------------------------------------
                                1999                 1998                   1997                  1996                 1995
                       ------------------------------------------------------------------------------------------------------------
                                    % OF                   % OF                   % OF                 % OF                  % OF
                        AMOUNT      TOTAL     AMOUNT       TOTAL      AMOUNT      TOTAL    AMOUNT      TOTAL     AMOUNT      TOTAL
                       --------    -------   --------     -------    --------    -------  --------    -------   --------    -------
                                                                   (DOLLARS IN THOUSANDS)
Commercial ........    $ 39,612     13.9%    $ 30,102       14.3%    $ 19,752      15.9%   $ 18,169     15.9%    $ 14,531     19.5%
Commercial
  real estate .....     202,263     70.7      125,089       59.3       72,396      58.2      63,207     55.4       27,772     37.2
Residential
  real estate .....      32,125     11.2       43,427       20.6       18,966      15.3      22,095     19.4       24,949     33.4
Consumer ..........      12,109      4.2       12,496        5.8       13,177      10.6      10,594      9.3        7,402      9.9
                       --------    -----     --------      -----     --------     -----    --------    -----     --------    -----
    Total loans....     286,109    100.0%     211,114      100.0%     124,291     100.0     114,065    100.0%      74,654    100.0%

Less:
  Deferred loan
   fees............         (35)                  (70)                   (172)                 (221)                 (134)
  Allowance for
   loan losses.....      (2,849)               (2,436)                 (1,564)               (1,184)                 (830)
                       --------              --------               ---------             ---------              --------

   Loans, net......   $ 283,225              $208,608               $ 122,555             $ 112,660              $ 73,690
                      =========              ========               =========             =========              ========

The following table shows the distribution of, and certain other information relating to, deposit accounts by type:

                                                                  AT DECEMBER 31,
                                                 ----------------------------------------------
                                                          1999                    1998
                                                 -----------------------------------------------
                                                    % OF       % OF
                                                   AMOUNT     DEPOSIT      AMOUNT       DEPOSIT
                                                 ---------   --------      --------     --------
                                                               (DOLLARS IN THOUSANDS)
Demand deposits............................       $ 55,410      15.5%      $  45,943      16.0%
Savings and NOW deposits...................         85,111      23.9          86,696      30.3
Money-market deposits......................         37,828      10.7          25,819       9.0
Time deposits..............................        178,218      49.9         127,914      44.7
                                                  --------    ------       ---------     -----

Total deposits.............................      $ 356,567     100.0%      $ 286,372     100.0%
                                                 =========    ======       =========     =====

Jumbo certificates ($100,000 and over) mature as follows:

                                                      AT DECEMBER 31,
                                                      ---------------
                                                           1999
                                                           ----
                                                      (IN THOUSANDS)

 Due three months or less.............................. $ 13,493
 Due over three months to six months...................   11,220
 Due over six months to one year.......................   16,083
 Due over one year.....................................    8,879
                                                        --------
                                                        $ 49,675

The scheduled maturities of time deposits are as follows:

                                                       AT DECEMBER 31,
                                                       ---------------
                                                            1999
                                                            ----
                                                       (IN THOUSANDS)
   Due in one year or less............................. $  136,345
   Due in more than one but less than three years......     36,892
   Due in more than three but less than five years.....      4,969
   Due in over five years..............................         12
                                                        ----------
                                                        $  178,218
                                                        ==========

The following table sets forth the net deposit flows of Gulf West during the periods indicated (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                              -----------------------------
                                               1999       1998       1997
                                              -------    -------    -------

Net increase before interest credited ....    $58,857     42,120     13,848
Deposits assumed with Citizens acquisition         --     66,388         --
Net credited .............................     11,338      8,763      5,918
                                              -------    -------    -------

     Net deposit increase ................    $70,195    117,271     19,766
                                              =======    =======    =======

The following table shows the average amount of and the average rate paid on each of the following interest-bearing deposit account categories during the periods indicated:


                                               1999                 1998                  1997
                                        ------------------- --------------------- ---------------------
                                         AVERAGE    AVERAGE  AVERAGE     AVERAGE    AVERAGE    AVERAGE
                                         BALANCE     YIELD   BALANCE      YIELD      BALANCE    YIELD
                                                           (DOLLARS IN THOUSANDS)

Savings and NOW deposits ...........    $ 86,707      1.94%  $ 75,140      2.72%   $ 40,267     3.09%
Money market deposits ..............      33,243      3.46     19,938      2.99      13,747     2.70
Time deposits ......................     168,151      5.12    116,567      5.33      72,841     5.43
                                        --------      ----   --------     -----    --------    -----
     Total interest-bearing deposits    $288,101      3.97%  $211,645      4.18%   $126,855     4.39%
                                        ========      ====   ========     =====    ========    =====

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


                                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------------------
                                                        1999                      1998                        1997
                                           --------------------------------------------------------------------------------------
                                                     INTEREST   AVERAGE          INTEREST  AVERAGE           INTEREST     AVERAGE
                                            AVERAGE    AND      YIELD/   AVERAGE    AND     YIELD/   AVERAGE    AND        YIELD/
                                            BALANCE  DIVIDENDS   RATE    BALANCE DIVIDENDS   RATE    BALANCE  DIVIDENDS    RATE
                                           --------- ---------  -------  ------- --------- -------   -------  ---------   -------
                                                                                (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans (1) ...........................    $264,010   21,813    8.26%  $174,476   15,395    8.82%   $116,148    10,934      9.41%
   Securities ..........................      74,693    4,522    6.05%    79,462    4,818    6.06%     41,335     2,661      6.44%
   Other interest-earning
       assets (2) ......................      10,570      519    4.91%    14,964      805    5.38%      8,187       444      5.42%
                                            --------  -------           --------  -------            --------    ------
       Total interest-earning
         assets ........................     349,273   26,854    7.69%   268,902   21,018    7.82%    165,670    14,039      8.47%
                                                      -------                     -------                        ------
Noninterest-earning assets (3) .........      41,601                      29,967                       16,754
                                            --------                    --------                     --------

       Total assets ....................    $390,874                    $298,869                     $182,424
                                            ========                    ========                     ========

Interest-bearing liabilities:
   Savings and NOW deposits ............      86,707    1,685    1.94%    75,140    2,042    2.72%      40,267     1,245     3.09%
   Money-market deposits ...............      33,243    1,149    3.46%    19,938      596    2.99%      13,747       371     2.70%
   Time deposits .......................     168,151    8,607    5.12%   116,567    6,212    5.33%      72,841     3,953     5.43%
   Other borrowings ....................      21,042    1,014    4.82%    14,113      752    5.33%       8,705       457     5.25%
                                            --------  -------           --------  -------    ----    ---------    ------
         Total interest-bearing
           liabilities .................     309,143   12,455    4.03%   225,758    9,602    4.25%      135,560    6,026     4.45%
                                                      -------                     -------                         ------

Demand deposits ........................      51,035                      44,135                        33,153
Noninterest-bearing liabilities ........       1,046                       1,632                            36
Stockholders' equity ...................      29,650                      27,344                        13,675
                                            --------                     -------                      --------
         Total liabilities and
           stockholders' equity ........    $390,874                    $298,869                      $182,424
                                            ========                    ========                      ========

Net interest income ....................              $14,399                     $11,416                         $8,013
                                                      =======                     =======                         ======

Interest-rate spread (4) ...............                         3.66%                       3.57%                           4.02%
                                                                 ====                        ====                            ====

Net interest margin (5) ................                         4.12%                       4.25%                           4.84%
                                                                 ====                        ====                           =====

Ratio of average interest-earning assets
   to average interest-bearing
   liabilities .........................        1.13                          1.19                                 1.22
                                                ====                          ====                                 ====

-----------

(1)  Includes nonaccrual loans.
(2) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3) Includes bank owned life insurance which is not considered an interest-earning asset.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin is net interest income divided by average interest-earning assets.

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


                                              YEAR ENDED DECEMBER 31,
                                                    1999 VS. 1998
                                     ------------------------------------------
                                             INCREASE (DECREASE) DUE TO
                                     ------------------------------------------
                                                              RATE/
                                       RATE       VOLUME      VOLUME      TOTAL
                                     --------     ------      ------      -----
                                                 (In thousands)

Interest earning assets:
    Loans .......................    $  (977)      7,896        (501)      6,418
    Securities ..................         (8)       (289)         --        (297)
    Other interest-earning assets        (70)       (236)         21        (285)
                                     -------     -------     -------     -------

      Total .....................     (1,055)      7,371        (480)      5,836
                                     -------     -------     -------     -------

Interest-bearing liabilities:
    Deposits:
      Savings and NOW deposits ..       (586)        315         (90)       (361)
      Money market deposits .....         94         398          63         555
      Time deposits .............       (245)      2,749        (107)      2,397
      Other borrowings ..........        (72)        369         (35)        262
                                     -------     -------     -------     -------

      Total .....................       (809)      3,831        (169)      2,853
                                     -------     -------     -------     -------

Net change in net interest income    $  (246)      3,540        (311)      2,983
                                     =======     =======     =======     =======


                                              YEAR ENDED DECEMBER 31,
                                                    1998 VS. 1997
                                     ------------------------------------------
                                             INCREASE (DECREASE) DUE TO
                                     ------------------------------------------
                                                              RATE/
                                       RATE     VOLUME       VOLUME     TOTAL
                                     --------   ------       ------     -----
                                                  (In thousands)
Interest earning assets:
    Loans .......................    $ (685)      5,489        (343)       4,461
    Securities ..................      (157)      2,455        (141)       2,157
    Other interest-earning assets       (33)        367          27          361
                                     ------     -------      ------      -------

      Total .....................      (875)      8,311        (457)       6,979
                                     ------     -------      ------      -------

Interest-bearing liabilities:
    Deposits:
      Savings and NOW deposits ..      (149)      1,078        (132)         797
      Money market deposits .....        40         167          18          225
      Time deposits .............       (73)      2,374         (42)       2,259
      Other borrowings ..........        69         284         (58)         295
                                     ------     -------      ------      -------

      Total .....................      (113)      3,903        (214)       3,576
                                     ------     -------      ------      -------

Net change in net interest income    $ (762)    4,408          (243)       3,403
                                     ======     =====        ======      =======

              COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

GENERAL
Net earnings for the year ended December 31, 1999 were $3,070,000 or $.44 per basic share ($.43 per diluted share) compared to net earnings of $2,521,000 or $.36 per basic share ($.35 per diluted share) for the year ended December 31, 1998. This increase in Gulf West's net earnings was primarily due to an increase in net interest income and noninterest income partially offset by increases in noninterest expenses and income taxes.

INTEREST INCOME AND EXPENSE
Interest income increased from $21.0 million for the year ended December 31, 1998 to $26.9 million for the year ended December 31, 1999. Interest income on loans increased $6.4 million due to an increase in the average loan portfolio balance from $174.5 million for the year ended December 31, 1998 to $264.0 million for the year ended December 31, 1999, partially offset by a decrease in the weighted-average yield earned on the portfolio. Interest on investment securities decreased $.3 million due to a decrease in the average investment securities portfolio to $74.7 million in 1999 from $79.5 million in 1998 and a decrease in the average yield in 1999. Interest on other interest-earning assets decreased $.3 million due to a decrease in average other interest-earning assets from $15.0 million in 1998 to $10.6 million in 1999.

Interest expense increased to $12.5 million for the year ended December 31, 1999 from $9.6 million for the year ended December 31, 1998. Interest expense on deposit accounts increased primarily due to an increase in average interest-bearing deposit balances from $211.6 million during the year ended December 31, 1998 to $288.1 million for 1999. Interest expense on other borrowings increased $.3 million primarily due to an increase in average borrowings from $14.1 million in 1998 to $21.0 million in 1999 partially offset by a decrease in average rates. The average cost of all interest-bearing liabilities decreased from 4.25% for the year ended December 31, 1998 to 4.03% for the year ended December 31, 1999.

PROVISION FOR LOAN LOSSES
The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by Gulf West, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to Gulf West's market areas, and other factors related to the collectability of Gulf West's loan portfolio. The provision increased from $440,000 for the year ended December 31, 1998 to $670,000 for the year ended December 31, 1999. Management believes that the allowance for loan losses of $2,849,000 is adequate at December 31, 1999.

NONINTEREST INCOME
Total noninterest income increased $.6 million to $3.5 million for the year ended December 31, 1999 from $2.9 million reported in 1998, principally from an increase in service fees on deposits, an increase in leasing fees from MBL and increased cash surrender value of Bank owned life insurance.

NONINTEREST EXPENSES
Total noninterest expenses increased $2.7 million to $12.8 million for the year ended December 31, 1999 from $10.1 million for the year ended December 31, 1998, primarily due to an increase in salaries and employee benefits and occupancy expense relating to additional banking offices opened in 1998 and 1999 as well as an increase in leased space for back office operations.

              COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

GENERAL
Net earnings for the year ended December 31, 1998 were $2,521,000 or $.36 per basic share ($.35 per diluted share) compared to net earnings of $1,255,000 or $.30 per basic share ($.29 per diluted share) for the year ended December 31, 1997. This increase in Gulf West's net earnings was primarily due to an increase in net interest income and noninterest income partially offset by increases in noninterest expenses and income taxes.

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

NONINTEREST INCOME
Total noninterest income increased $.9 million to $2.9 million for the year ended December 31, 1998 from $2.0 million reported in 1997, principally from an increase in leasing fees from MBL, an increase in service fees on deposits, and increased cash surrender value of life insurance.

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

                         FUTURE ACCOUNTING REQUIREMENTS

Financial Accounting Standards 133 - ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Gulf West will be required to adopt this Statement effective January 1, 2001. Management does not anticipate that this Statement will have a material impact on Gulf West.

                           SELECTED QUARTERLY RESULTS

Selected quarterly results of operations for the four quarters ended December 31 are as follows (in thousands, except share amounts):


                                                 1999                                         1998
                              --------------------------------------------------------------------------------------
                                FOURTH     THIRD     SECOND      FIRST       FOURTH      THIRD     SECOND     FIRST
                               QUARTER    QUARTER    QUARTER    QUARTER      QUARTER    QUARTER    QUARTER   QUARTER
                              ---------  ---------  ---------  ---------    ---------  ---------  ---------  --------
Interest income............   $  7,256      6,970      6,625      6,003        5,494      5,121      5,208     5,195
Interest expense...........      3,423      3,219      2,998      2,815        2,566      2,489      2,273     2,274
Net interest income........      3,833      3,751      3,627      3,188        2,928      2,632      2,935     2,921
Provision for loan
   losses..................         91        225         98        256           90         90        110       150
Earnings before
   income taxes............      1,355      1,057      1,260        762        1,047        797        897       959
Net earnings...............        912        737        868        553          766        554        586       615
Basic earnings per
   common share (1)........        .13        .10        .12        .08          .11        .08        .09       .09
Diluted earnings per
   common share (1)........        .13        .10        .12        .08          .10        .08        .09       .09
Cash dividends declared
   per common share........                  -          -          -             -         -           -        -
Market price range (1):
   High....................       9.75       9.52       8.33       8.81         9.76      11.26      12.34     11.26
   Low.................8.56       7.86       7.62       7.62       6.49         7.58       9.31       9.74

(1) All per share information is presented to reflect all stock dividends and stock splits including the 10% stock dividends declared January 15, 1998 and November 19, 1998 and the 5% stock dividend declared October 21, 1999.

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

    (i) "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risk;"

    (ii) "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Asset-Liability Structure;" and

   (iii) Note 11 to "CONSOLIDATED FINANCIAL STATEMENTS OF GULF WEST BANKS, INC. AND SUBSIDIARIES."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                    DECEMBER 31,
                                                                                                    ------------
                                                                                                 1999           1998
                                                                                                 ----           ----
    ASSETS

Cash and due from banks.....................................................................   $ 11,924         16,045
Federal funds sold and securities purchased under agreements to resell......................     12,323         11,654
                                                                                               --------       --------

         Total cash and cash equivalents....................................................     24,247         27,699

Securities available for sale...............................................................     77,857         69,087
Loans receivable, net of allowance for loan losses of $2,849 and $2,436.....................    283,225        208,608
Premises and equipment, net.................................................................     11,903          9,978
Cash surrender value of bank owned life insurance...........................................     12,857         12,020
Accrued interest receivable.................................................................      2,069          1,646
Deferred tax asset..........................................................................      1,639            118
Goodwill, net...............................................................................      1,547          1,643
Foreclosed real estate, net.................................................................        353            309
Other assets................................................................................        905          1,066
                                                                                              ---------        -------

         Total..............................................................................  $ 416,602        332,174
                                                                                              =========        =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Noninterest-bearing demand deposits......................................................     55,410         45,943
   Savings, NOW deposits and money-market deposits..........................................    122,939        112,515
   Time deposits............................................................................    178,218        127,914
                                                                                              ---------        -------

         Total deposits.....................................................................    356,567        286,372

   Other borrowings.........................................................................     27,417         15,438
   Other liabilities........................................................................      2,284          1,400
                                                                                              ---------        -------

         Total liabilities..................................................................    386,268        303,210
                                                                                              ---------        -------

Commitments and contingencies (Notes 6, 11 and 19)

Stockholders' equity:
   Class A preferred stock, $5 par value, authorized
      1,000,000 shares, none issued or outstanding..........................................         --             --
   Common stock, $1 par value; 25,000,000 shares
      authorized, 7,006,595 and 6,643,717 issued and outstanding............................      7,007          6,644
   Additional paid-in capital...............................................................     24,206         21,397
   Retained earnings........................................................................        583            537
   Accumulated other comprehensive income (loss)............................................     (1,462)           386
                                                                                              ---------        -------

         Total stockholders' equity.........................................................     30,334         28,964
                                                                                              ---------        -------

         Total..............................................................................  $ 416,602        332,174
                                                                                              =========        =======

See accompanying Notes to Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  1999           1998         1997
                                                                                  ----           ----         ----
Interest income:
     Loans receivable........................................................   $ 21,813         15,395       10,934
     Securities available for sale...........................................      4,522          4,818        2,661
     Other interest-earning assets...........................................        519            805          444
                                                                                --------        -------      -------

          Total interest income..............................................     26,854         21,018       14,039
                                                                                  ------         ------       ------

Interest expense:
     Deposits................................................................     11,441          8,850        5,569
     Other borrowings........................................................      1,014            752          457
                                                                                --------        -------      -------

          Total interest expense.............................................     12,455          9,602        6,026
                                                                                  ------         ------       ------

Net interest income..........................................................     14,399         11,416        8,013

          Provision for loan losses..........................................        670            440          437
                                                                                --------        -------      -------

Net interest income after provision for loan losses..........................     13,729         10,976        7,576
                                                                                  ------         ------       ------

Noninterest income:
     Service fees on deposit accounts........................................      1,420          1,152          816
     Gain from sale of securities available for sale.........................         60            101          237
     Income from mortgage banking activity...................................         31             57           56
     Leasing fees and commissions............................................        869            647          508
     Income from bank owned life insurance...................................        601            354           71
     Other income............................................................        497            545          299
                                                                                --------        -------     --------

          Total noninterest income...........................................      3,478          2,856        1,987
                                                                                 -------         ------      -------

Noninterest expenses:
     Salaries and employee benefits..........................................      7,154          5,605        4,273
     Occupancy expense.......................................................      2,426          1,958        1,502
     Data processing.........................................................        701            608          409
     Federal deposit insurance premium.......................................        141            107           93
     Advertising.............................................................        337            249          205
     Stationery, printing and supplies.......................................        416            300          216
     Telephone and postage ..................................................        303            263          215
     Other expense...........................................................      1,295          1,042          741
                                                                                 -------         ------      -------

          Total noninterest expenses.........................................     12,773         10,132        7,654
                                                                                  ------         ------       ------

Earnings before income taxes ................................................      4,434          3,700        1,909

          Income taxes.......................................................      1,364          1,179          654
                                                                                  ------         ------      -------

Net earnings.................................................................   $  3,070          2,521        1,255
                                                                                  ======         ======       ======

Earnings per share:
     Basic...................................................................   $    .44            .36          .30
                                                                                ========         ======       ======

     Diluted.................................................................   $    .43            .35          .29
                                                                                ========         ======       ======



See accompanying Notes to Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($ IN THOUSANDS)


                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                         COMMON STOCK                                   COMPRE-
                                                   ------------------------   ADDITIONAL               HENSIVE        TOTAL
                                                      NUMBER OF                 PAID-IN    RETAINED     INCOME     STOCKHOLDERS'
                                                       SHARES      AMOUNT       CAPITAL    EARNINGS     (LOSS)        EQUITY
                                                   ------------- ----------  -----------  ---------  ------------  ------------
Balance at December 31, 1996 .....................   3,326,030   $   3,326       9,254         450           70       13,100
                                                                                         ---------    ---------    ---------

Comprehensive income:

    Net earnings for 1997 ........................          --          --          --       1,255           --        1,255

    Net change in unrealized gains on available-
       for-sale securities, net of taxes .........          --          --          --          --          115          115
                                                                                                                   ---------

    Comprehensive income .........................          --          --          --          --           --        1,370
                                                                                                                   ---------

Shares issued under employee stock purchase plan .       7,691           8          31          --           --           39

Shares issued under stock option plan ............       5,595           6          13          --           --           19

Shares issued to directors as compensation .......       3,360           3          10          --           --           13
                                                     ---------   ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1997 .....................   3,342,676       3,343       9,308       1,705          185       14,541
                                                                                         ---------    ---------    ---------

Comprehensive income:

    Net earnings for 1998 ........................          --          --          --       2,521           --        2,521

    Net change in unrealized gains on available-
       for-sale securities, net of taxes .........          --          --          --          --          201          201
                                                                                                                   ---------

    Comprehensive income .........................          --          --          --          --           --        2,722
                                                                                                                   ---------

Shares issued in exchange for Citizens National
    Bank and Trust Company .......................   1,949,919       1,950       8,774          --           --       10,724

Shares issued under employee stock purchase plan .      15,818          16          68          --           --           84

Shares issued under stock option plan ............     177,875         178         669          --           --          847

Shares issued to directors as compensation .......       8,330           8          42          --           --           50

Cash for fractional shares .......................          --          --          --          (4)          --           (4)

Stock dividends ..................................   1,149,099       1,149       2,536      (3,685)          --           --
                                                     ---------   ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1998 .....................   6,643,717       6,644      21,397         537          386       28,964

Comprehensive income:

    Net earnings for 1999 ........................          --          --          --       3,070           --        3,070

    Net change in unrealized gains (losses) on
       available-for-sale securities, net of taxes          --          --          --          --       (1,848)      (1,848)
                                                                                                                   ---------

    Comprehensive income .........................          --          --          --          --           --        1,222
                                                                                                                   ---------

Shares issued under employee stock purchase plan .      10,830          11          39          --           --           50

Other ............................................          --          --           3          --           --            3

Shares issued under stock option plan ............      18,613          18          79          --           --           97

Cash for fractional shares .......................          --          --          --          (2)          --           (2)

Stock dividends ..................................     333,435         334       2,688      (3,022)          --           --
                                                     ---------   ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1999 .....................   7,006,595   $   7,007      24,206         583       (1,462)      30,334
                                                     =========   =========   =========   =========    =========    =========


See accompanying Notes to Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------
                                                                               1999          1998         1997
                                                                             --------     ---------     --------
Cash flows from operating activities:
     Net earnings .......................................................    $  3,070        2,521        1,255
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation ...................................................       1,056          910          778
         (Increase) decrease in other assets ............................        (441)      (1,242)          25
         Provision for loan losses ......................................         670          440          437
         Deferred income tax (credit) provision .........................        (412)          90         (183)
         Income from mortgage banking activity ..........................         (31)         (57)         (56)
         Increase (decrease) in other liabilities .......................         884          (10)         624
         (Increase) decrease in accrued interest receivable .............        (423)         173         (213)
         Net amortization of fees, premiums and discounts ...............         330          190           (9)
         Write-down (gain) on foreclosed real estate ....................          18            5          (23)
         Gain on sale of securities available for sale ..................         (60)        (101)        (237)
         Proceeds from sale of loans held for sale ......................       1,729        4,223        6,429
         Originations of loans held for sale ............................      (1,700)      (3,460)      (6,768)
         Stock issued for compensation ..................................          --           50           13
         Amortization of goodwill .......................................          96          104           --
         Decrease in goodwill from sale of trust operations .............          --          322           --
                                                                             --------     --------     --------

             Net cash flow provided by operating activities .............       4,786        4,158        2,072
                                                                             --------     --------     --------

Cash flows from investing activities:
     Net increase in loans ..............................................     (93,395)     (55,276)     (10,331)
     Purchase of securities available for sale ..........................     (24,640)     (26,479)     (37,420)
     Proceeds from sale and maturity of securities available for sale ...      17,486       29,070       21,932
     Principal repayments on securities available for sale ..............      13,138       15,613        2,914
     Proceeds from sale of foreclosed real estate, net ..................          67           --           74
     Net purchase of premises and equipment .............................      (2,981)      (3,472)      (1,306)
     Purchase bank owned life insurance .................................        (235)     (10,008)          --
     Purchase of Citizens National Bank and Trust, net of cash acquired .          --        9,323           --
                                                                             --------     --------     --------

             Net cash used in investing activities ......................     (90,560)     (41,229)     (24,137)
                                                                             --------     --------     --------

Cash flows from financing activities:
     Net increase in deposits ...........................................      70,195       50,693       19,766
     Net increase (decrease) of other borrowings ........................      11,979       (4,799)       8,190
     Issuance of common stock and other .................................         150          931           71
     Cash dividend paid for fractional shares ...........................          (2)          (4)          --
                                                                             --------     --------     --------

             Net cash provided by financing activities ..................      82,322       46,821       28,027
                                                                             --------     --------     --------

             Net (decrease) increase in cash and cash equivalents .......      (3,452)       9,750        5,962

Cash and cash equivalents at beginning of year ..........................      27,699       17,949       11,987
                                                                             --------     --------     --------

Cash and cash equivalents at end of year ................................    $ 24,247       27,699       17,949
                                                                             ========     ========     ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
         Interest .......................................................    $ 13,368        8,763        5,918
                                                                             ========     ========     ========

         Income taxes...........................................$ .......       1,587        1,412          623
                                                                             ========     ========     ========

     Noncash transactions:
         Reclassification of loans to foreclosed real estate ............    $    175          314          179
                                                                             ========     ========     ========

         Reclassification of foreclosed real estate to loans ............    $     66           --          128
                                                                             ========     ========     ========

         Loans converted into available for sale securities .............    $ 18,032           --           --
                                                                             ========     ========     ========

         Acquisition of Citizens National Bank and Trust:

             Fair value of assets acquired ..............................    $     --       77,744           --
                                                                             ========     ========     ========

             Liabilities assumed ........................................    $     --       67,020           --
                                                                             ========     ========     ========

             Common stock issued ........................................    $     --       10,724           --
                                                                             ========     ========     ========

             Net change in unrealized gain (loss) on available for sale
                 securities, net of taxes ...............................    $ (1,848)         201          115
                                                                             ========     ========     ========

See accompanying Notes to Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              DECEMBER 31, 1999 AND 1998 AND FOR EACH OF THE YEARS
                IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1999


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    GENERAL. Gulf West Banks, Inc. (the "Holding Company") is a one-bank holding company which owns 100% of the outstanding stock of Mercantile Bank ("Mercantile") and Mercantile Bank Leasing, Inc. ("MBL"). Mercantile is a State (Florida) chartered commercial bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. Mercantile, through twelve banking offices, provides a wide range of banking services to individuals and businesses located primarily in Pinellas, Hillsborough and Pasco Counties, Florida. MBL is an equipment leasing company that arranges financing for a variety of equipment for all types of businesses and is headquartered in Tampa, Florida. The Holding Company's only business activities are the operations of Mercantile and MBL. Collectively the entities are referred to as "Gulf West". Gulf West operates in only one reportable industry segment: banking.

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

    SECURITIES. Gulf West may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which Gulf West has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on securities available for sale and held to maturity are recognized in interest income using the interest method over the period to maturity.

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

      Loan origination fees are deferred and certain direct origination costs are capitalized; both are recognized as an adjustment of the yield of the related loan.

      The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Generally when interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

      The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on Gulf West's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
    LOANS RECEIVABLE, CONTINUED. A loan is considered impaired when, based on current information and events, it is probable that Gulf West will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Gulf West does not separately identify individual consumer and residential loans for impairment disclosures.

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

    PREMISES AND EQUIPMENT. Premises and equipment are stated at cost less accumulated depreciation and amortization computed on the straight-line basis over the estimated useful life of the related asset or remaining term of the lease, whichever is shorter.

    TRANSFER OF FINANCIAL ASSETS. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from Gulf West, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) Gulf West does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
    OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS. In the ordinary course of business, Gulf West has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

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

    RECLASSIFICATIONS. Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

    FUTURE ACCOUNTING REQUIREMENTS. Financial Accounting Standards 133 -
      ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Gulf West will be required to adopt this Statement effective January 1, 2001. Management does not anticipate that this Statement will have a material impact on Gulf West.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS
    During January 1998, Gulf West acquired Citizens National Bank and Trust
      Company, Port Richey, Florida ("Citizens"). Gulf West exchanged 2.5 million shares of its common stock (adjusted for subsequent stock dividends) for all the outstanding shares of Citizens. Citizens operated one banking office in Pasco County, Florida. Gulf West accounted for this transaction using the purchase method of accounting. The excess purchase price over fair market value of the underlying net assets was allocated to goodwill. During 1998 Mercantile sold its trust operations and reduced the acquired goodwill by the proceeds. Goodwill of $1.6 million, after this reduction, is being amortized over 20 years. The unaudited pro forma results below assume the acquisition occurred at the beginning of the year ended December 31, 1996 (dollars in thousands, except per share amounts):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   1997
                                                              -------------

          Interest income .................................       $19,327
                                                                  =======

          Net interest income .............................       $ 9,869
                                                                  =======

          Net earnings ....................................       $ 1,531
                                                                  =======

          Earnings per share:
             Basic ........................................       $   .36
                                                                  =======

             Diluted ......................................       $   .35
                                                                  =======

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1997 or of future operations of the combined entities under the ownership and management of Gulf West.

(3) SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
    Mercantile enters into purchases of securities under agreements to resell substantially identical securities. These agreements generally mature daily. The agreements were with a major bank. Securities purchased under agreements to resell averaged approximately $0 and $8,099,000 during 1999 and 1998, and the maximum amounts outstanding at any month-end during 1999 and 1998 were $0 and $17,000,000, respectively.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(4) SECURITIES AVAILABLE FOR SALE
    Debt securities have been classified as available for sale, according to management's intent. The carrying amounts and approximate fair values are as follows (in thousands):


                                                                               GROSS         GROSS
                                                               AMORTIZED     UNREALIZED    UNREALIZED     FAIR
                                                                  COST         GAINS         LOSSES       VALUE
                                                               ---------     ----------    ----------    -------
       DECEMBER 31, 1999:
           U.S. agency obligations...........................  $   6,011          10             44        5,977
           U.S. Treasury securities..........................     11,947        -               272       11,675
           Corporate and other obligations...................      5,304          16             22        5,298
           Mortgage-backed securities........................     56,933          64          2,090      54,907
                                                                  ------       -----          -----      ------

                                                                $ 80,195          90          2,428      77,857
                                                                  ======        ====          =====      ======

       DECEMBER 31, 1998:
           U.S. agency obligations...........................      8,001         127          -            8,128
           U.S. Treasury securities..........................      8,237          64          -            8,301
           Corporate and other obligations...................      6,141         117          -            6,258
           Mortgage-backed securities........................     46,090         315              5       46,400
                                                                  ------         ---        -------       ------

                                                                $ 68,469         623              5       69,087
                                                                  ======         ===        =======       ======


         The scheduled maturities of securities available for sale at December 31, 1999 are as follows (in thousands).

                                                                                           AT DECEMBER 31, 1999
                                                                                          ----------------------
                                                                                          AMORTIZED      FAIR
                                                                                            COST         VALUE
           Due in one year or less...................................................     $   1,425        1,427
           Due after one year through five years.....................................        10,740       10,541
           Due in five years to ten years............................................        10,850       10,732
           Due after ten years.......................................................           247          250
           Mortgage-backed securities................................................        56,933       54,907
                                                                                             ------       ------

                                                                                           $ 80,195       77,857
                                                                                             ======       ======

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

    Securities sales transactions are summarized as follows (in thousands):

                                   YEAR ENDED DECEMBER 31,
                                 --------------------------
                                  1999      1998      1997
                                 ------    ------    ------

Principal received from sales    $8,352     3,000    19,582
                                 ======    ======    ======

Gross gains .................        67       101       237
Gross loss ..................         7        --        --
                                 ------    ------    ------

Net gain ....................    $   60       101       237
                                 ======    ======    ======

         Gulf West had pledged securities with book values as follows (in thousands):

                                                   AT DECEMBER 31,
                                                 -------------------
                                                   1999        1998
                                                 --------     ------

Security for public funds ...................    $ 9,210      8,922
Treasury tax deposits .......................        298        307
As bankruptcy trustee .......................        100      4,056
Securities sold under agreement to repurchase     28,997     17,439

(5) LOANS
    The components of loans was as follows (in thousands):

                                                       AT DECEMBER 31,
                                                   -----------------------
                                                     1999           1998
                                                   --------       --------

Commercial ...................................    $  39,612        30,102
Commercial real estate .......................      202,263       125,089
Residential real estate ......................       32,125        43,427
Consumer .....................................       12,109        12,496
                                                  ---------     ---------

   Subtotal ..................................      286,109       211,114

Net deferred loan fees, premiums and discounts          (35)          (70)
Allowance for loan losses ....................       (2,849)       (2,436)
                                                  ---------     ---------

                                                  $ 283,225       208,608
                                                  =========     =========

         An analysis of the change in the allowance for loan losses follows (in thousands):

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1999        1998       1997
                                                                  --------    -------     -------
Balance at January 1 .........................................    $ 2,436       1,564       1,184
                                                                  -------     -------     -------

Loans charged off ............................................       (295)       (183)        (96)
Recoveries ...................................................         38          87          39
                                                                  -------     -------     -------

   Net loans charged off .....................................       (257)        (96)        (57)

Allowance from acquisition of Citizens National Bank and Trust         --         528          --
Provision for loan losses ....................................        670         440         437
                                                                  -------     -------     -------

Balance at December 31 .......................................    $ 2,849       2,436       1,564
                                                                  =======     =======     =======

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(5) LOANS, CONTINUED
    Impaired loans were as follows (in thousands):

                                                 1999        1998      1997
                                                ------     -------    ------

Balance at end of year .....................    $2,546        --       489
Average balance during year ................         7       243       492
Total related allowance for losses .........        --        --       100
Interest income recognized on impaired loans        --        --        38

    CREDIT RISK AND CREDIT LOSSES. A credit risk concentration results when Gulf
       West has a significant credit exposure to an individual or a group engaged in similar activities or having similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

    Most of Gulf West's business activity is with customers located within Pinellas, Pasco and Hillsborough Counties, Florida. The loan portfolio is generally diversified among individuals and types of industries. Loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The amount of collateral obtained upon extension of credit is based on Gulf West's credit evaluation of the customer. Collateral primarily includes accounts receivable, inventory, property and equipment, income-producing commercial properties and residential homes. However, Gulf West has a concentration of loans in the hospitality industry, the aggregate amount of loans at December 31, 1999 and 1998 was $54,654,000 and $36,714,000, respectively on 26 and 21 loans, respectively.

    LOANS TO RELATED PARTIES. The aggregate amount of loans owed to Gulf West by its executive and senior officers, directors, and their related entities at December 31, 1999 and 1998 was approximately $3,452,000 and $2,041,000, respectively. The loans outstanding as of December 31, 1999 were made up of $1,916,000 of mortgage loans and $1,536,000 of various other types of loans. These loans have been made on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.

(6) PREMISES AND EQUIPMENT
    A summary of premises and equipment follows (in thousands):

                                                          AT DECEMBER 31,
                                                      ----------------------
                                                        1999          1998
                                                      --------      --------

Land................................................. $  3,873        3,637
Buildings and leasehold improvements ................    7,428        5,546
Furniture, fixtures and equipment ...................    5,414        4,657
                                                      --------      -------

    Total, at cost ..................................   16,715       13,840

Less accumulated depreciation and amortization ......   (4,812)      (3,862)
                                                      --------      -------
                                                      $ 11,903        9,978
                                                      ========      =======

                                                                     (continued)
                                       37

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(6) PREMISES AND EQUIPMENT, CONTINUED
     GulfWest leases certain facilities and equipment under operating leases with noncancellable terms. Rent expense amounted to approximately $703,000, $558,000 and $388,000 for the years ended December 31, 1999,
         1998 and 1997, respectively. Some leases contain escalation clauses and expense pass-throughs as well as renewal options. A summary of the operating lease commitments at December 31, 1999 follows (in thousands):

YEAR ENDING
DECEMBER 31,                                                      AMOUNT
------------                                                      ------

2000...........................................................   $  767
2001...........................................................      640
2002...........................................................      561
2003...........................................................      527
2004...........................................................      477
Thereafter ....................................................    1,840
                                                                  ------
                                                                  $4,812

(7) LOAN SERVICING
     Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans are summarized as follows (in thousands):

                                                             AT DECEMBER 31,
                                                           ------------------
                                                             1999       1998
                                                           -------    -------
Loan portfolios serviced for:
        FNMA ............................................. $26,024     11,223
        FHLMC ............................................   1,518      2,155
        Other investors ..................................   3,990      3,605
                                                           -------    -------
                                                           $31,532     16,983
                                                           =======    =======

    Custodial balances maintained in connection
        with loans serviced for others.....................$   296        502
                                                           =======    =======

(8) DEPOSITS
     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $49,675,000 and $35,393,000 at December 31, 1999 and 1998, respectively.

     A schedule of maturities for certificate accounts follows (in thousands):

YEAR ENDING                                                      AT DECEMBER 31,
DECEMBER 31,                                                           1999
------------                                                     ---------------

2000............................................................     $136,345
2001 and 2002 ...................................................      36,892
2003 and 2004 ...................................................       4,969
Thereafter ......................................................          12
                                                                     --------
                                                                     $178,218
                                                                     =========

                                                                     (continued)
                                       38

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(9) OTHER BORROWINGS
     Other borrowings are summarized as follows:

                                                         AT DECEMBER 31,
                                                       ------------------
                                                         1999      1998
                                                       -------    -------

Securities sold under reverse repurchase agreements    $24,417     15,438
Federal funds purchased ...........................      3,000         --
                                                       -------    -------

           Total other borrowings .................    $27,417     15,438
                                                       =======    =======

     Securities sold under reverse repurchase agreements were delivered to the broker-dealers who arranged the transactions. Securities collateralizing customer reverse repurchase agreements are held by a third party. The agreements at December 31, 1999 mature within three months. Information concerning securities sold under agreements to repurchase is summarized as follows ($ in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                               1999        1998        1997
                                             -------     -------      ------

Average balance during the year .........    $21,042      14,113       8,646
Average interest rate during the year ...       4.82%       5.33%       5.25%
Maximum month-end balance during the year    $27,917      18,644      18,237

     The average rate was determined by dividing the total interest paid by the average outstanding borrowings.

     At December 31, 1999 and 1998, Gulf West had seven variable-rate lines of credit from other financial institutions, totaling $31,500,000 and $20,500,000, respectively. At December 31, 1999 and 1998, borrowings against these lines totaled $3,000,000 and $0, respectively.

(10) INCOME TAXES
     Allocation of Federal and State income taxes between current and deferred portion is as follows (in thousands):

                                  YEAR ENDED DECEMBER 31
                              ------------------------------
                                1999        1998      1997
                              -------     -------    -------
Current:
    Federal ..............    $ 1,573         962        751
    State ................        203         127         86
                              -------     -------    -------

        Total current ....      1,776       1,089        837
                              -------     -------    -------

Deferred:
    Federal ..............       (352)         77       (156)
    State ................        (60)         13        (27)
                              -------     -------    -------

        Total deferred ...       (412)         90       (183)
                              -------     -------    -------

        Total income taxes    $ 1,364       1,179        654
                              =======     =======    =======

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(10) INCOME TAXES, CONTINUED
    Thereasons for the differences between the statutory federal income tax rate and the effective tax rates are as follows (dollars in thousands):


                                                                     YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------------
                                                        1999                  1998                 1997
                                                --------------------   --------------------  --------------------
                                                              % OF                 % OF                    % OF
                                                             PRETAX                PRETAX                  PRETAX
                                                  AMOUNT    EARNINGS    AMOUNT    EARNINGS      AMOUNT    EARNINGS
                                                  ------    --------    ------    --------      ------    --------
Tax provision at statutory rate .............    $ 1,508       34.0%   $ 1,258       34.0%   $   649       34.0%
Increase (reduction) in taxes
     resulting from:
        State taxes, net of federal income
          tax benefit .......................         94        2.1         92        2.5         39        2.1
        Tax-exempt income ...................       (327)      (7.3)      (226)      (6.1)       (30)      (1.6)
                Other, net ..................         89        2.0         55        1.5         (4)       (.2)
                                                 -------       ----    -------       ----    -------       ----

                Income tax provision ........    $ 1,364       30.8%   $ 1,179       31.9%   $   654       34.3%
                                                 =======       ====    =======       ====    =======       ====


         The tax effects of each type of item that gives rise to deferred taxes are as follows (in thousands):

                                                            AT DECEMBER 31,
                                                            ---------------
                                                            1999       1998
                                                            ----       ----
Deferred tax assets:
   Allowance for loan losses ..........................    $  938       799
   Net unrealized loss on securities available for sale       877        --
   Deferred compensation ..............................       190       140
   Interest income from loans on nonaccrual status ....        20        13
   Other ..............................................        29        --
                                                           ------    ------

         Total gross deferred tax assets ..............     2,054       952
                                                           ------    ------

Deferred tax liabilities:
   Accumulated depreciation ...........................       214       308
   Purchase accounting adjustments, net ...............       194       282
   Prepaid expenses ...................................         7        12
   Net unrealized gain on securities available for sale        --       232
                                                           ------    ------

         Total gross deferred tax liabilities .........       415       834
                                                           ------    ------

         Net deferred tax asset .......................    $1,639       118
                                                           ======    ======

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

    The estimated fair values of Gulf West's financial instruments were as follows (in thousands):

                                                        AT DECEMBER 31, 1999    AT DECEMBER 31, 1998
                                                        ---------------------   --------------------
                                                         CARRYING      FAIR      CARRYING      FAIR
                                                          AMOUNT       VALUE      AMOUNT       VALUE
                                                        ----------   --------   ----------   --------
Financial assets:
     Cash and cash equivalents ......................    $ 24,247      24,247      27,699      27,699
     Securities available for sale ..................      77,857      77,857      69,087      69,087
     Loans receivable ...............................     283,225     283,122     208,608     210,823
     Accrued interest receivable ....................       2,069       2,069       1,646       1,646

Financial liabilities:
     Deposit liabilities ............................     356,567     357,342     286,372     287,832
     Short-term borrowings ..........................      27,417      27,417      15,438      15,438

    A summary of the notional amounts of Gulf West's financial instruments, which approximate fair value, with off-balance-sheet risk at December 31, 1999, follows (in thousands):

     Unfunded loan commitments at variable rates    $10,894
                                                    =======

     Available lines of credit .................    $29,922
                                                    =======

     Standby letters of credit .................    $   682
                                                    =======

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(12)  STOCKHOLDERS' EQUITY
    The Board of Directors declared a 5% stock dividend on October 21, 1999 and 10% stock dividends on November 19, 1998 and on January 15, 1998. All per share amounts have been presented to reflect these stock dividends.

    In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net earnings for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:


                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------

                                                                             1999        1998       1997
                                                                           --------    -------     -------
Holding gains (losses) arising during the year, net of tax ............    $(1,811)        264          33
Less: reclassification adjustment for gains included in net
      earnings, net of tax ............................................        (37)        (63)       (148)
                                                                           -------     -------     -------

          Net unrealized gain (loss) on available-for-sale securities .    $(1,848)        201         115
                                                                           =======     =======     =======


    The net after tax amounts of these unrealized gains have been included under the caption of comprehensive income in the accompanying statements of stockholders' equity.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(13) STOCK OPTION PLAN
    Certain key employees and directors of Gulf West have options to purchase shares of Gulf West's common stock under its stock option plan. Under the plan, the total number of shares which may be issued shall not exceed 12% (currently 840,791 shares) of Gulf West's total outstanding shares. At December 31, 1999, 39,512 remain available for grant. All per share amounts reflect the 5% stock dividend declared October 21, 1999 and the 10% stock dividends declared January 15, 1998 and November 19, 1998. Some options are fully vested when granted while others generally vest over four years. A summary of stock option transactions follows ($ in thousands, except per share amounts):


                                                   RANGE
                                                   OF PER       WEIGHTED
                                                    SHARE       AVERAGE    AGGREGATE
                                    NUMBER OF      OPTION       PER SHARE   OPTION
                                      SHARES        PRICE         PRICE      PRICE
                                    ---------    -----------    ---------  ---------
Outstanding at December 31, 1996     421,855     $ 2.29-3.36      2.61       1,098

Options granted ................      84,409       4.03-4.32      4.22         356
Options exercised ..............      (7,108)      2.29-2.99      2.62         (19)
Options forfeited ..............      (5,002)      2.55           2.55         (13)
                                     -------                                ------

Outstanding at December 31, 1997     494,154       2.29-4.32      2.88       1,422

Options granted ................     343,497       4.72-11.25     5.01       1,720
Options exercised ..............    (221,551)      2.29-4.72      2.74        (607)
Options forfeited ..............          --              --        --          --
                                     -------                                ------

Outstanding at December 31, 1998     616,100       2.29-11.25     4.11       2,535

Options granted ................     205,300        7.97-8.77     8.01       1,647
Options exercised ..............     (19,543)       2.39-4.72     2.97         (58)
Options forfeited ..............        (578)            7.79     7.79          (5)
                                     -------                                ------

Outstanding at December 31, 1999     801,279     $ 2.29-11.25     5.13       4,119
                                    ========     ============     ====      ======


    The weighted-average remaining contractual life of the outstanding stock options at December 31, 1999, 1998 and 1997 was eighty-five months, eighty-eight months and sixty-eight months, respectively.

    These options are exercisable as follows:

                                           NUMBER        WEIGHTED-AVERAGE
YEAR ENDING                               OF SHARES       EXERCISE PRICE
-----------                               ---------       --------------

2000...................................    565,541            $   4.76
2001...................................     76,553                5.73
2002...................................     74,109                5.82
2003...................................     65,776                6.05
2004...................................     19,300                8.09
                                           -------            --------
                                           801,279            $   5.13
                                           =======            ========

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(13) STOCK OPTION PLAN, CONTINUED
    FASB Statement 123 requires proforma information regarding net earnings and earnings per share. This proforma information has been determined as if Gulf West had accounted for its employee stock options under the fair value method of that statement and is as follows:


                                                                        YEAR ENDED DECEMBER 31,
                                                                      -------------------------
                                                                        1999     1998     1997
                                                                      -------   ------   ------
Net earnings:
      As reported ................................................    $ 3,070    2,521    1,255
                                                                      =======    =====    =====

      Proforma ...................................................    $ 2,829    2,074    1,215
                                                                      =======    =====    =====

Basic earnings per share:
      As reported................................................     $   .44      .36      .30
                                                                      =======    =====    =====

      Proforma ..................................................     $   .40      .30      .29
                                                                      =======    =====    =====

Diluted earnings per share:
      As reported................................................     $   .43      .35      .29
                                                                      =======    =====    =====

      Proforma...................................................     $   .39      .30      .28
                                                                      =======    =====    =====


    Thefair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                    YEAR ENDED DECEMBER 31,
                                                   -------------------------
                                                    1999      1998      1997
                                                   -----      ----      ----
Risk-free interest rate .....................        6.0%      6.0%      6.0%
Dividend yield ..............................        -- %      -- %      -- %
Expected volatility .........................         60%       20%      -- %*
Expected life in years ......................         10        10        10
Per share fair value of options at grant date      $5.99      2.43      1.82
                                                   =====      ====      ====


----------------------
* There was no active market in 1997.

                                                                     (continued)
                                       44

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(14)  EARNINGS PER SHARE ("EPS")
    Thefollowing is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Options to purchase 2,310 shares and 2,200 shares of common stock at $11.25 and $11.82 a share in 1999 and 1998 were not included in the computation of diluted EPS because the option's exercise price was not less than the average market price of the common shares. These options expire on June 17, 2008 and August 21, 2007, respectively ($ in thousands, except per share amounts).


                                                        FOR THE YEAR ENDED DECEMBER 31,
                         --------------------------------------------------------------------------------------------
                                      1999                           1998                            1997
                         -----------------------------   ----------------------------   -----------------------------
                                    WEIGHTED-    PER                WEIGHTED-   PER                 WEIGHTED-  PER
                                     AVERAGE    SHARE                AVERAGE   SHARE                AVERAGE   SHARE
                         EARNINGS     SHARES    AMOUNT   EARNINGS   SHARES    AMOUNT     EARNINGS   SHARES    AMOUNT
                         --------   --------    ------   --------   ------    ------     --------   ------    ------
Basic EPS:
    Net earnings
     available to
     common
     stockholders ....   $   3,070   6,999,041   $ .44  $   2,521   6,933,766   $ .36   $ 1,255   4,239,227   $  .30
                                                                                                  =========   ======

Effect of dilutive
  securities-
    Incremental shares
     from assumed
     exercise of
     options .........     196,877                                    186,248                       109,148
                                                                                                  ---------

Diluted EPS:
    Net earnings
     available to
     common
     stockholders
     and assumed
     conversions .....   $   3,070   7,195,918   $ .43  $   2,521   7,120,014   $ .35$  $ 1,255   4,348,375   $  .29
                         =========   =========   =====   =========  =========   ======  =======   =========   ======

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(15) REGULATORY MATTERS
    GulfWest (on a consolidated basis) and Mercantile are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Gulf West's and Mercantile's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, Gulf West and Mercantile must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require Gulf West and Mercantile to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that Gulf West and Mercantile met all capital adequacy requirements to which they are subject.

     As of December 31, 1999, the most recent notification from the Federal
        Deposit Insurance Corporation categorized Mercantile as well capitalized. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Mercantile's category. Gulf West's and Mercantile's actual capital amounts and percentages as of December 31, 1999 and 1998 re also presented in the table.

                                                                                                   MINIMUM TO BE WELL
                                                                                                   CAPITALIZED UNDER
                                                                        MINIMUM CAPITAL            PROMPT CORRECTIVE
                                                        ACTUAL            REQUIREMENT              ACTION PROVISIONS
                                                  ----------------    -------------------      -----------------------
                                                    AMOUNT   RATIO      AMOUNT     RATIO         AMOUNT        RATIO
                                                  --------- ------    ---------- --------      ----------    ---------

    AS OF DECEMBER 31, 1999:
         Total Capital to Risk-Weighted Assets:
              Gulf West......................     $ 33,090    11.1%   $ 23,957       8.0%           N/A           N/A
              Mercantile.....................       32,098    10.7      24,021       8.0       $ 30,026          10.0

         Tier I Capital to Risk-Weighted Assets:
              Gulf West......................       30,241    10.1      12,217       4.0            N/A           N/A
              Mercantile.....................       29,249     9.7      12,012       4.0         18,018           6.0

         Tier I Capital to Average Assets:
              Gulf West......................       30,241     7.4      16,324       4.0            N/A           N/A
              Mercantile.....................       29,249     7.2      16,295       4.0         20,369           5.0

     AS OF DECEMBER 31, 1998:
         Total Capital to Risk-Weighted Assets:
              Gulf West......................       29,359    13.1      17,998       8.0            N/A           N/A
              Mercantile.....................       28,340    12.6      17,965       8.0         22,456          10.0

         Tier I Capital to Risk-Weighted Assets:
              Gulf West......................       26,923    12.0       9,004       4.0            N/A           N/A
              Mercantile.....................       25,904    11.5       8,979       4.0         13,468           6.0

         Tier I Capital to Average Assets:
              Gulf West......................       26,923     8.3      12,959       4.0            N/A           N/A
              Mercantile.....................       25,904     8.1      12,856       4.0         16,069           5.0


                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(16) PROFIT SHARING PLAN
     GulfWest sponsors a Section 401(k) profit sharing plan. The profit sharing plan is available to all employees electing to participate after meeting certain length-of-service requirements. Gulf West's contributions to the profit sharing plan are comprised of two components: a guaranteed match and a discretionary match. Expense relating to Gulf West's contributions to the profit sharing plan included in the accompanying consolidated statements of earnings was approximately $127,000, $89,000 and $63,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(17) DEFERRED COMPENSATION PLANS
     GulfWest has deferred compensation agreements with certain officers. The terms of the agreements provide for the payments of specified benefits to these participants upon severance or retirement or their beneficiaries in the event of death of the participant while employed by Gulf West or while receiving benefits. Gulf West is accruing the present value of the future benefits over the terms of the agreements. The expense of the deferred compensation plans included in the accompanying consolidated statements of earnings was approximately $135,000, $111,000 and $96,000 for the years ended December 31, 1999,
         1998 and 1997, respectively.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(18)  PARENT COMPANY ONLY FINANCIAL STATEMENTS
     Condensed financial statements of the Holding Company are presented below.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   AT DECEMBER 31,
                                               ---------------------
                                                 1999         1998
                                               --------     --------

ASSETS

Cash and cash equivalents with subsidiary      $   626          581
Investments in wholly-owned subsidiaries        29,506       27,980
Other assets ............................          204          405
                                               -------      -------

    Total ...............................      $30,336       28,966
                                               =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities .......................            2            2
Stockholders' equity ....................       30,334       28,964
                                               -------      -------

    Total ...............................      $30,336       28,966
                                               =======      =======

                        CONDENSED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)

                                                                                  FOR THE
                                                                          YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------
                                                                       1999         1998          1997
                                                                     --------     --------      --------

Revenues ......................................................      $    --            --            --
Expenses ......................................................          293           269            62
                                                                     -------      --------      --------

    Loss before earnings of subsidiaries and income tax benefit         (293)         (269)          (62)

Income tax benefit ............................................          (99)          (94)          (24)

Earnings of subsidiaries ......................................        3,264         2,696         1,293
                                                                     -------       -------       -------

    Net earnings ..............................................      $ 3,070         2,521         1,255
                                                                     =======       =======       =======

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(18)  PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE
                                                                            YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                         1999         1998          1997
                                                                       -------       -------       -------
Cash flows from operating activities:
    Net earnings ................................................      $ 3,070         2,521         1,255
    Adjustments to reconcile net earnings to net cash provided by
       (used in) operating activities:
        Equity in undistributed earnings of subsidiaries ........       (3,264)       (2,696)       (1,293)
        Net decrease (increase) in other assets .................          201          (154)          (82)
        Decrease in other liabilities ...........................           --            (2)           --
                                                                       -------       -------       -------

            Net cash provided by (used in) operating activities .            7          (331)         (120)
                                                                       -------       -------       -------

Cash flows from investing activity-
    Investment in subsidiaries ..................................         (110)         (167)          (62)
                                                                       -------       -------       -------

Cash flows from financing activities:
    Net proceeds from issuance of common stock and other ........          150           931            58
    Cash dividends for fractional shares ........................           (2)           (4)           --
                                                                       -------       -------       -------

            Net cash provided by financing activities ...........          148           927            58
                                                                       -------       -------       -------

Net increase (decrease) in cash and cash equivalents ............           45           429          (124)

Cash and cash equivalents, beginning of year ....................          581           152           276
                                                                       -------       -------       -------

Cash and cash equivalents, end of year ..........................      $   626           581           152
                                                                       =======       =======       =======

(19) YEAR 2000 ISSUES
     GulfWest's operating and financial systems have been found to be compliant; the "Y2K Problem" has not adversely affected Gulf West's operations nor does management expect that it will.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Gulf West Banks, Inc.
St. Petersburg, Florida:


         We have audited the accompanying consolidated balance sheets of Gulf West Banks, Inc. and Subsidiaries ("Gulf West") at December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of Gulf West's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gulf West at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.





/s/ HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
January 21, 2000

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




/s/ GORDON W. CAMPBELL
-----------------------------------
Gordon W. Campbell
Chairman and President


/s/ BARRY K. MILLER
-----------------------------------
Barry K. Miller
Secretary/ Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item regarding the Company's directors and executive officers is incorporated herein by reference to the information set forth under the caption "MANAGEMENT" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders. The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption "EXECUTIVE COMPENSATION -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated herein by reference to the information set forth under the caption "EXECUTIVE COMPENSATION" in the Company's 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated herein by reference to the information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the 2000 Proxy Statement.

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

         (3) The exhibits required to be filed herewith are listed on the "Exhibit Index" commencing at page 53 herein.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

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

                                       Date:  February 17, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    SIGNATURE                               CAPACITY                       DATE
    ---------                               --------                       ----

 /s/ GORDON W. CAMPBELL            President, Chairman of the Board        February 17, 2000
----------------------------
Gordon W. Campbell


 /s/ BARRY K. MILLER               Secretary/ (principal financial         February 17, 2000
----------------------------       officer and principal accounting
Barry K. Miller                    officer)


/s/ HENRY W. HANFF, M.D.           Director                                February 17, 2000
----------------------------
Henry W. Hanff, M.D.


/s/ THOMAS M. HARRIS               Director                                February 17, 2000
----------------------------
Thomas M. Harris


/s/ PANDURANG V. KAMAT, M.D.       Director                                February 17, 2000
----------------------------
Pandurang V. Kamat, M.D.


/s/ ALGIS KONCIUS                  Director                                February 17, 2000
----------------------------
Algis Koncius


/s/ LOUIS P. ORTIZ                 Director                                February 17, 2000
----------------------------
Louis P. Ortiz


/s/ JOHN C. PETAGNA, JR.           Director                                February 17, 2000
----------------------------
John C. Petagna, Jr.


                                   Director                                February 17,  2000
-----------------------------
P. N. Risser, III


/S/ ROSS E. ROEDER                 Director                                February 17, 2000
-----------------------------
Ross E. Roeder

                                  EXHIBIT INDEX


EXHIBIT NUMBER                       DESCRIPTION OF DOCUMENT
--------------                       -----------------------

    2*       Amended and Restated  Agreement and Plan of Merger by and among
             Citizens National  Bank and  Trust Company, Inc., Gulf West Banks,
             Inc. and Mercantile Bank
    3.1*     Articles of Incorporation of Gulf West Banks, Inc.
    3.2*     Bylaws of Gulf West Banks, Inc.
    3.3****  Articles of  Amendment to Articles of Incorporation of Gulf West
             Banks, Inc.
   10.1*     Form of Registration Rights Agreement with Gordon W. Campbell and
             John Wm. Galbraith
   10.2*     Salary Continuation Agreements with Gordon W. Campbell,  Barry K.
             Miller, and Robert A. Blakley
   10.3*     Employment Contract with Gordon W. Campbell
   10.4*     Stock Option Plan
   10.5***   Agreement to transfer fiduciary accounts to SunTrust Bank, Nature
             Coast
   10.6      Executive Officer Bonus Program
   11**      Statement regarding computation of per share earnings
   21*       Subsidiaries of Registrant
   27        Financial Data Schedule (for SEC use only)

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