Form 10-Q
period 2000-03-31
GULF WEST BANKS INC
filed 2000-05-02
CIK 932773

================================================================================
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                    or

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from___________to


                        Commission file number 000-23713
                                               ---------

                              GULF WEST BANKS, INC.
                              ---------------------
             (Exact Name of Registrant as Specified in its Charter)


          Florida                                                59-3276590
--------------------------------                               --------------
 (STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
     OF INCORPORATION)                                       IDENTIFICATION NO.)

                             425 22nd Avenue, North
                          St. Petersburg, Florida 33704
                          -----------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (727) 894-5696
                              --------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such quarterly reports), and (2) has been subject to such filing requirements for the past 90 days:


                                    YES [X] NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock, par value $1 per share                           7,050,491 shares
------------------------------------                ---------------------------
             (CLASS)                              OUTSTANDING AT MARCH 31, 2000


--------------------------------------------------------------------------------
================================================================================

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                                          INDEX


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                                                 PAGE
                                                                                                             ----
   Condensed Consolidated Balance Sheets -
     March 31, 2000 (unaudited) and December 31, 1999...........................................................2

   Condensed Consolidated Statements of Earnings -
     Three months ended March 31, 2000 and 1999 (unaudited).....................................................3

   Condensed Consolidated Statement of Stockholders' Equity -
     Three Months Ended March 31, 2000 (unaudited)..............................................................4

   Condensed Consolidated Statements of Cash Flows -
     Three Months ended March 31, 2000 and 1999 (unaudited).....................................................5

   Notes to Condensed Consolidated Financial Statements (unaudited)...........................................6-7

   Review By Independent Certified Public Accountants...........................................................8

   Report on Review by Independent Certified Public Accountants.................................................9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS................................................................................10-13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................14

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS......................................................................................14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................................................15

SIGNATURES.....................................................................................................16

EXHIBIT INDEX..................................................................................................17

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                           AT
                                                                                        MARCH 31,      DECEMBER 31,
            ASSETS                                                                        2000            1999
                                                                                          ----            ----
                                                                                       (UNAUDITED)

Cash and due from banks............................................................. $     9,694         11,924
Federal funds sold and securities purchased under agreements to resell..............      18,018         12,323
                                                                                        --------       --------

         Total cash and cash equivalents............................................      27,712         24,247

Securities available for sale.......................................................      76,655         77,857
Loans receivable, net of allowance for loan losses of $2,934 and $2,849.............     290,733        283,225
Cash surrender value of bank owned life insurance...................................      12,993         12,857
Premises and equipment, net.........................................................      11,906         11,903
Federal Home Loan Bank stock, at cost...............................................       1,228         -
Accrued interest receivable.........................................................       2,099          2,069
Deferred tax asset..................................................................       1,863          1,639
Goodwill, net.......................................................................       1,523          1,547
Foreclosed real estate, net.........................................................         317            353
Other assets........................................................................       1,290            905
                                                                                        --------      ---------

         Total......................................................................   $ 428,319        416,602
                                                                                         =======        =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Noninterest-bearing demand deposits..............................................      63,691         55,410
   Savings, NOW deposits and money-market deposits..................................     134,910        122,939
   Time deposits....................................................................     171,533        178,218
                                                                                         -------        -------

         Total deposits.............................................................     370,134        356,567

   Other borrowings.................................................................      24,742         27,417
   Other liabilities................................................................       2,261          2,284
                                                                                        --------      ---------

         Total liabilities..........................................................     397,137        386,268
                                                                                         -------        -------

Stockholders' equity:
   Class A preferred stock, $5 par value, authorized
      1,000,000 shares, none issued or outstanding..................................           -              -
   Common stock, $1 par value; 25,000,000 shares
      authorized, 7,050,491 and 7,006,595 issued and outstanding....................       7,051          7,007
   Additional paid-in capital.......................................................      24,430         24,206
   Retained earnings................................................................       1,360            583
   Accumulated other comprehensive income (loss)....................................      (1,659)        (1,462)
                                                                                        --------      ---------

         Total stockholders' equity.................................................      31,182         30,334
                                                                                         -------       --------

         Total......................................................................   $ 428,319        416,602
                                                                                         =======        =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                              ----------------------
                                                                                              2000              1999
                                                                                              ----              ----
                                                                                                            (UNAUDITED)
Interest income:
    Loans receivable..................................................................   $       6,050           4,916
    Interest on securities............................................................           1,235             912
    Other interest-earning assets.....................................................             193             175
                                                                                          ------------    ------------

        Total interest income.........................................................           7,478           6,003
                                                                                           -----------     -----------

Interest expense:
    Deposits..........................................................................           3,163           2,640
    Other borrowings..................................................................             345             175
                                                                                          ------------    ------------

        Total interest expense........................................................           3,508           2,815
                                                                                           -----------     -----------

        Net interest income...........................................................           3,970           3,188

Provision for loan losses.............................................................             223             256
                                                                                          ------------    ------------

        Net interest income after provision for loan losses...........................           3,747           2,932
                                                                                           -----------     -----------

Noninterest income:
    Service charges on deposit accounts...............................................             371             311
    Leasing fees and commissions......................................................             154             165
    Income earned on bank owned life insurance........................................             136             150
    Other.............................................................................             211             150
                                                                                          ------------    ------------

        Total noninterest income......................................................             872             776
                                                                                          ------------    ------------

Noninterest expense:
    Salaries and employee benefits....................................................           2,004           1,554
    Occupancy expense.................................................................             648             576
    Data processing ..................................................................             156             198
    Advertising     ..................................................................              91              83
    Stationery and supplies...........................................................              82              84
    Other.............................................................................             478             451
                                                                                          ------------    ------------

        Total noninterest expense.....................................................           3,459           2,946
                                                                                           -----------     -----------

Earnings before income taxes..........................................................           1,160             762

        Income taxes..................................................................             383             209
                                                                                          ------------    ------------

Net earnings..........................................................................  $          777             553
                                                                                          ============    ============

Basic earnings per share..............................................................  $         0.11            0.08
                                                                                          ============    ============

Weighted-average number of shares outstanding for basic...............................       7,024,454       6,989,390
                                                                                             =========       =========

Diluted earnings per share............................................................  $         0.11            0.08
                                                                                          ============    ============

Weighted-average number of shares outstanding for diluted.............................       7,191,321       7,174,302
                                                                                          ============    ============

Dividends per share ..................................................................  $            -               -
                                                                                          ============    ============

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                    ACCUMULATED
                                                                                                      OTHER
                                                                                                      COMPRE-
                                               COMMON STOCK               ADDITIONAL                  HENSIVE       TOTAL
                                              --------------               PAID-IN       RETAINED     INCOME      STOCKHOLDERS'
                                           SHARES           AMOUNT         CAPITAL       EARNINGS     (LOSS)        EQUITY
                                           ------           ------         -------       --------     ------        ------

Balance at December 31, 1999............   7,006,595       $ 7,007          24,206          583        (1,462)      30,334
                                                                                                                    ------
Comprehensive income:
   Net earnings (unaudited).............      -               -               -             777          -             777

   Net change in unrealized
       loss on securities
       available for sale,
       net of tax of $118
       (unaudited)......................       -              -               -             -            (197)        (197)
                                                                                                                    ------
   Comprehensive income (unaudited).....                                                                               580

Shares issued under stock
   option plan (unaudited)..............      22,551            23              90         -             -             113

Shares sold to employees
   (unaudited)..........................      21,345            21             134         -             -             155
                                          ----------        ------          ------      -------      --------      -------

Balance at March 31, 2000
   (unaudited)..........................   7,050,491       $ 7,051          24,430        1,360        (1,659)      31,182
                                           =========         =====          ======        =====         =====       ======


See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                     ---------
                                                                                               2000           1999
                                                                                               ----           ----
                                                                                                           (UNAUDITED)
Cash flows from operating activities:
     Net earnings.......................................................................    $    777           553
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation ..................................................................         277           244
         Provision for loan losses......................................................         223           256
         Deferred income tax credit.....................................................        (106)         (141)
         Income from mortgage banking activity..........................................         (18)           (4)
         Proceeds from sales of loans held for sale.....................................       1,534           304
         Originations of loans held for sale............................................      (1,516)         (300)
         Net amortization of fees, premiums and discounts...............................         103            63
         Increase in accrued interest receivable........................................         (30)         (279)
         Increase in other assets.......................................................        (497)         (481)
         (Decrease) increase in other liabilities.......................................         (23)          608
                                                                                            --------       -------

              Net cash provided by operating activities.................................         724           823
                                                                                             -------       -------

Cash flows from investing activities:
     Purchase of securities available for sale..........................................      (3,115)       (5,019)
     Net proceeds from maturity, call, sales of securities available for sale...........       2,083         5,355
     Principal repayments on securities available for sale..............................       1,849         4,070
     Net increase in loans..............................................................      (7,728)      (62,670)
     Purchase of Federal Home Loan Bank stock...........................................      (1,228)            -
     Net purchase of premises and equipment.............................................        (280)         (522)
                                                                                              ------       -------

              Net cash used in investing activities.....................................      (8,419)      (58,786)
                                                                                              ------        ------

Cash flows from financing activities:
     Net increase in deposits...........................................................      13,567        54,904
     Net (decrease) increase of other borrowings........................................      (2,675)        1,898
     Issuance of common stock...........................................................         268            83
                                                                                            --------      --------

              Net cash provided by financing activities.................................      11,160        56,885
                                                                                              ------        ------

              Net increase (decrease) in cash and cash equivalents......................       3,465        (1,078)

Cash and cash equivalents at beginning of period........................................      24,247        27,699
                                                                                              ------        ------

Cash and cash equivalents at end of period..............................................    $ 27,712        26,621
                                                                                              ======        ======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest     ..................................................................    $  3,498         2,767
                                                                                              ======       =======

         Income taxes ..................................................................   $     175            83
                                                                                             =======      ========

     Noncash transactions:
              Accumulated other comprehensive income (loss), net change in
                  unrealized (loss) gain on securities available for sale, net of tax...   $    (197)         (111)
                                                                                             =======       =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1. GENERAL. In the opinion of the management of Gulf West Banks, Inc. (the "Company "or "Gulf West"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2000 and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations and other data for the three-month period ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

2. LOAN IMPAIRMENT AND LOSSES. The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans is as follows:

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                -------------------
                                                                                                2000           1999
                                                                                                ----           ----
                                                                                                    (IN THOUSANDS)
           Gross loans with no related allowance, at end of period......................        $ 2,546        2,546
                                                                                                  =====        =====
           Average net investment in impaired loans.....................................        $ 2,546            -
                                                                                                  =====        =====
           Interest income recognized on impaired loans.................................        $    51            -
                                                                                                  =====        =====
           Interest income received on impaired loans...................................        $    85            -
                                                                                                  =====        =====

     The activity in the allowance for loan losses is as follows:

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                --------------------
                                                                                                2000            1999
                                                                                                ----            ----
                                                                                                   (IN THOUSANDS)

              Balance at beginning of period............................................        $ 2,849         2,436
              Provision for loan losses.................................................            223           256
              Net charge-offs...........................................................           (138)         (170)
                                                                                                  -----         -----

              Balance at end of period..................................................        $ 2,934        2,522
                                                                                                  =====        =====

                                                                                                            (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

3. EARNINGS PER SHARE ("EPS"). The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Options to purchase 227,660 and 2,310 shares of common stock between $7.79 and $11.25 a share issued in 1999 and 1998 were not included in the 2000 and 1999, respectively, computation of diluted EPS because the options exercise price was not less than the average market price of the common shares. These options expire between June 17, 2008 and December 16, 2009. (Dollars are in thousands, except per share amounts.)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                   --------------------------------------------------
                                                                                 2000                      1999
                                                                   -------------------------------  -----------------
                                                                   WEIGHTED-     PER                WEIGHTED-   PER
                                                                     AVERAGE    SHARE                AVERAGE   SHARE
                                                          EARNINGS    SHARES    AMOUNT    EARNINGS   SHARES    AMOUNT
                                                          --------    ------    ------    --------   ------    ------
     Basic EPS:
         Net earnings available to
          common stockholders........................     $  777    7,024,454    $ .11     $ 553   6,989,390    $ .08
                                                                                   ===                            ===

     Effect of dilutive securities-
         Incremental shares from assumed
          exercise of options........................       -         166,867                 -      184,912
                                                          ------    ---------               ----   ---------

     Diluted EPS:
         Net earnings available to
          common stockholders
          and assumed conversions....................      $ 777    7,191,321    $ .11     $ 553   7,174,302    $ .08
                                                             ===    =========      ===       ===   =========      ===

4.  YEAR 2000 ISSUES.  The  Company's  operating and  financial  systems have been found to be  compliant;  the "Y2K
         Problem" has not adversely affected the Company's operations nor does management expect that it will.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2000, and for the three-month periods ended March 31, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Gulf West Banks, Inc.
St. Petersburg, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Gulf West Banks, Inc. and Subsidiaries (the "Company") as of March 31, 2000, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2000 and 1999, and the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
April 12, 2000

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

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2000, the Company's primary sources of funds consisted of deposit inflows and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments and to purchase securities. At March 31, 2000, the Company had commitments to originate loans totaling $6.7 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2000. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES




As a Florida-chartered commercial bank, Mercantile is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of March 31, 2000, the Bank had liquidity of approximately $70.6 million, or approximately 20% of total deposits (net of secure deposits).

Management believes Mercantile was in compliance with all minimum capital requirements which it was subject to at March 31, 2000.

The following ratios and rates are presented for the dates and periods indicated:

                                                                        THREE MONTHS                     THREE MONTHS
                                                                            ENDED         YEAR ENDED          ENDED
                                                                           MARCH 31,      DECEMBER 31,       MARCH 31,
                                                                            2000              1999            1999
                                                                        -----------       -----------    ------------
        Average equity as a percentage
           of average assets..........................................       7.30%            7.59%           8.07%

        Equity to total assets at end of period.......................       7.28%            7.28%           7.56%

        Return on average assets (1)..................................       0.74%            0.79%           0.61%

        Return on average equity (1)..................................      10.16%           10.35%           7.56%

        Noninterest expenses to average assets (1)....................       3.30%            3.27%           3.25%

        Nonperforming loans and foreclosed real estate as
           a percentage of total assets at end of period..............       0.11%            0.80%           0.19%

(1)   Annualized for the three months ended March 31, 2000 and 1999.
                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

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

                          THREE MONTHS ENDED MARCH 31,
                          ----------------------------

                                                                2000                                1999
                                                    -------------------------------     ----------------------------
                                                              INTEREST     AVERAGE                INTEREST    AVERAGE
                                                    AVERAGE     AND         YIELD/       AVERAGE    AND        YIELD/
                                                    BALANCE   DIVIDENDS     RATE         BALANCE  DIVIDENDS     RATE
                                                    -------   ---------     -------      -------- ---------     ----
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans (1).....................................  $ 288,633      6,050      8.38%     $ 239,451     4,916     8.21%
   Securities....................................     76,951      1,235      6.42         63,701       912     5.73
   Other interest-earning assets (2).............     13,519        193      5.71         15,214       175     4.60
                                                    --------     ------                 --------    ------

       Total interest-earning assets.............    379,103      7,478      7.89        318,366     6,003     7.54
                                                                  -----                              -----

Noninterest-earning assets.......................     40,538                              43,769
                                                    --------                             -------

       Total assets..............................  $ 419,641                           $ 362,135
                                                     =======                             =======

Interest-bearing liabilities:
   Savings, NOW, money-market deposit
       accounts..................................    131,394        873      2.66        114,741       652        2.27
   Time deposit..................................    174,153      2,290      5.26        154,619     1,988        5.14
   Borrowings         ...........................     25,115        345      5.49         16,250       175        4.31
                                                    --------     ------                 --------   -------

       Total interest-bearing liabilities........    330,662      3,508      4.24        285,610     2,815        3.94
                                                                  -----                              -----

Noninterest-bearing liabilities..................     58,365                              47,279
Stockholders' equity.............................     30,614                              29,246
                                                     -------                            --------

       Total liabilities and stockholders' equity  $ 419,641                           $ 362,135
                                                     =======                             =======

Net interest income..............................               $ 3,970                            $ 3,188
                                                                  =====                              =====

Interest-rate spread (3).........................                            3.65%                                3.60%
                                                                             ====                                 ====

Net interest margin (4)..........................                            4.19%                                4.01%
                                                                             ====                                 ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities..........       1.15                                1.11
                                                        ====                                ====

(1)        Includes loans on nonaccrual status.
(2)        Includes Federal Home Loan Bank stock and federal funds sold.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

         COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999


   GENERAL. Net earnings for the three months ended March 31, 2000 were $777,000 or $0.11 per basic and diluted share compared to $553,000 or $0.08 per basic and diluted share for 1999. The increase in earnings was primarily due to an increase in interest income associated with the purchase of several large loan participations in 1999.

   INTEREST INCOME AND EXPENSE. Interest income increased by $1.5 million to
       $7.5 million for the three-month period ended March 31, 2000 from $6.0 million for the three months ended March 31, 1999. Interest on loans increased $1.1 million to $6.1 million due to an increase in the average loan portfolio balance and an increase in the weighted-average yield earned in 2000. Interest on securities increased $.3 million to $1.2 million for the three months ended March 31, 2000 due to an increase in the average securities portfolio in 2000 and an increase in the average yield earned in 2000.

       Interest expense on deposits increased $.6 million to $3.2 million for the three months ended March 31, 2000 from $2.6 million in 1999. The increase is due to an increase in the average interest-bearing deposits in 2000 and an increase in the weighted-average rate paid on these deposits.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to income to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $223,000 for the three-month period ended March 31, 2000 compared to $256,000 for the same period in 1999. The allowance for loan losses is $2.9 million at March 31, 2000. While management believes that its allowance for loan losses is adequate as of March 31, 2000, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

   NONINTEREST INCOME. Noninterest income increased to $872,000 in 2000 from $776,000 for the three months ended March 31, 1999. Service charges on deposits increased in 2000 due to the growth in deposit accounts. The increase was partially offset by a decrease in leasing fees and commissions and a decrease in income earned on bank owned life insurance.

   NONINTEREST EXPENSE. Total noninterest expense increased to $3.5 million for the three months ended March 31, 2000 from $2.9 million for the comparable period ended March 31, 1999, primarily from increases in employee compensation and occupancy expense.

   INCOME TAXES. The income tax provision for the three months ended March 31, 2000 was $383,000 or 33.0% of income before income taxes compared to $209,000 or 27.4% for the three months ended March 31, 1999.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Gulf West and Mercantile are parties to various legal proceedings in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against Gulf West or Mercantile which, if determined adversely, would have a material adverse effect on the business, results of operations, or financial position of Gulf West or Mercantile.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)    EXHIBITS

EXHIBIT NUMBER           DESCRIPTION OF DOCUMENT
--------------           -----------------------
     2(1)                Amended and  Restated  Agreement  and Plan of Merger by and among  Citizens
                         National  Bank  and  Trust  Company,   Inc.,  Gulf  West  Banks,  Inc.  and
                         Mercantile Bank
     3.1(1)              Articles of Incorporation of Gulf West Banks, Inc.
     3.2(1)              Bylaws of Gulf West Banks, Inc.
     3.3(4)              Articles of  Amendment  to Articles  of  Incorporation  of Gulf West Banks,
                         Inc.
     10.1(1)             Form of  Registration  Rights  Agreement  with Gordon W.  Campbell and John
                         Wm. Galbraith
     10.2(1)             Salary  Continuation  Agreements with Gordon W. Campbell,  Barry K. Miller, and Robert A. Blakley
     10.3(1)             Employment Contract with Gordon W. Campbell
     10.4(1)             Stock Option Plan
     10.5(3)             Agreement to transfer fiduciary accounts to SunTrust Bank, Nature Coast
     10.6(5)             Executive Officer Bonus Program
     11(2)               Statement regarding computation of per share earnings
     27                  Financial Data Schedule (for SEC use only)

     (1) incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West"s S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-37307).

     (2) contained in Note 3 to the consolidated financial statements set forth in this Form 10-Q.

     (3) incorporated by reference to the exhibits included in Gulf West"s Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 8, 1998.

     (4) incorporated by reference to the exhibits included in Gulf West"s Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on July 27, 1999.

     (5) incorporated by reference to the exhibits included in Gulf West's Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 20, 2000.

(b)    REPORTS ON FORM 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES


                                   SIGNATURES



Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GULF WEST BANKS, INC.
                                           (Registrant)



Date:  May    , 2000                    By:  /s/Gordon W. Campbell
      ----------------------                ----------------------
                                            Gordon W. Campbell, Chairman of the
                                            Board and President
                                            (Chief Executive Officer)







Date:  May   , 2000                     By:  /s/Barry K. Miller
      ---------------------                 -----------------------------------

                                            Barry K. Miller, Executive Vice
                                            President/Secretary
                                            (Chief Financial Officer)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT NUMBER            DESCRIPTION OF DOCUMENT
--------------            -----------------------


     2(1)                 Amended and  Restated  Agreement  and Plan of Merger by and among  Citizens
                          National  Bank  and  Trust  Company,   Inc.,  Gulf  West  Banks,  Inc.  and
                          Mercantile Bank
     3.1(1)               Articles of Incorporation of Gulf West Banks, Inc.
     3.2(1)               Bylaws of Gulf West Banks, Inc.
     3.3(4)               Articles of  Amendment  to Articles  of  Incorporation  of Gulf West Banks,
                          Inc.
     10.1(1)              Form of  Registration  Rights  Agreement  with Gordon W.  Campbell and John
                          Wm. Galbraith
     10.2(1)              Salary  Continuation  Agreements with Gordon W. Campbell,  Barry K. Miller, and Robert A. Blakley
     10.3(1)              Employment Contract with Gordon W. Campbell
     10.4(1)              Stock Option Plan
     10.5(3)              Agreement to transfer fiduciary accounts to SunTrust Bank, Nature Coast
     10.6(5)              Executive Officer Bonus Program
     11(2)                Statement regarding computation of per share earnings
     27                   Financial Data Schedule (for SEC use only)

     (1) incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West"s S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-37307).

     (2) contained in Note 3 to the consolidated financial statements set forth in this Form 10-Q.

     (3) incorporated by reference to the exhibits included in Gulf West"s Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 8, 1998.

     (4) incorporated by reference to the exhibits included in Gulf West"s Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on July 27, 1999.

     (5) incorporated by reference to the exhibits included in Gulf West's Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 20, 2000.