Form 10-Q
period 2000-06-30
GULF WEST BANKS INC
filed 2000-07-26
CIK 932773

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2000

                                    or

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to __________

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

                               YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK, PAR VALUE $1 PER SHARE                    7,053,826 SHARES
------------------------------------               ----------------------------
              (CLASS)                              OUTSTANDING AT JUNE 30, 2000

================================================================================

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                               PAGE
                                                                           ----

   Condensed Consolidated Balance Sheets -
     June 30, 2000 (unaudited) and December 31, 1999.........................2

   Condensed Consolidated Statements of Earnings -
     Three and Six months ended June 30, 2000 and 1999 (unaudited)...........3

   Condensed Consolidated Statement of Stockholders' Equity -
     Six Months Ended June 30, 2000 (unaudited)..............................4

   Condensed Consolidated Statements of Cash Flows -
     Six Months ended June 30, 2000 and 1999 (unaudited).....................5

   Notes to Condensed Consolidated Financial Statements (unaudited)........6-7

   Review By Independent Certified Public Accountants........................8

   Report on Review by Independent Certified Public Accountants..............9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS.............................................10-15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........16

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................18

SIGNATURES..................................................................19

EXHIBIT INDEX...............................................................20

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                JUNE 30,         DECEMBER 31,
            ASSETS                                                                2000              1999
                                                                               ---------         -----------
                                                                              (UNAUDITED)
Cash and due from banks ...............................................        $  11,406            11,924
Federal funds sold and securities purchased under agreements to resell            13,358            12,323
                                                                               ---------         ---------

         Total cash and cash equivalents ..............................           24,764            24,247

Securities available for sale .........................................           78,642            77,857
Loans receivable, net of allowance for loan losses of $2,993 and $2,849          295,758           283,225
Cash surrender value of bank owned life insurance .....................           13,123            12,857
Premises and equipment, net ...........................................           12,036            11,903
Federal Home Loan Bank stock, at cost .................................            1,228              --
Accrued interest receivable ...........................................            2,075             2,069
Deferred tax asset ....................................................            1,878             1,639
Goodwill, net .........................................................            1,499             1,547
Foreclosed real estate, net ...........................................              236               353
Other assets ..........................................................              982               905
                                                                               ---------         ---------

         Total ........................................................        $ 432,221           416,602
                                                                               =========         =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Noninterest-bearing demand deposits ................................           65,955            55,410
   Savings, NOW deposits and money-market deposits ....................          135,111           122,939
   Time deposits ......................................................          166,437           178,218
                                                                               ---------         ---------

         Total deposits ...............................................          367,503           356,567

   Other borrowings ...................................................           30,377            27,417
   Other liabilities ..................................................            2,157             2,284
                                                                               ---------         ---------

         Total liabilities ............................................          400,037           386,268
                                                                               ---------         ---------
Stockholders' equity:
   Class A preferred stock, $5 par value, authorized
      1,000,000 shares, none issued or outstanding ....................             --                --
   Common stock, $1 par value; 25,000,000 shares
      authorized, 7,053,826 and 7,006,595 issued and outstanding ......            7,054             7,007
   Additional paid-in capital .........................................           24,442            24,206
   Retained earnings ..................................................            2,370               583
   Accumulated other comprehensive income (loss) ......................           (1,682)           (1,462)
                                                                               ---------         ---------

         Total stockholders' equity ...................................           32,184            30,334
                                                                               ---------         ---------

         Total ........................................................        $ 432,221           416,602
                                                                               =========         =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                 -----------------------       -----------------------
                                                    2000         1999             2000         1999
                                                 ----------   ----------       ----------   ----------
                                                       (UNAUDITED)                   (UNAUDITED)
Interest income:
    Loans receivable                             $    6,316        5,485           12,365       10,400
    Interest on securities                            1,169        1,053            2,404        1,965
    Other interest-earning assets                       191           87              384          263
                                                 ----------   ----------       ----------   ----------

        Total interest income                         7,676        6,625           15,153       12,628
                                                 ----------   ----------       ----------   ----------
Interest expense:
    Deposits                                          3,232        2,798            6,395        5,438
    Other borrowings                                    317          200              662          375
                                                 ----------   ----------       ----------   ----------

        Total interest expense                        3,549        2,998            7,057        5,813
                                                 ----------   ----------       ----------   ----------

        Net interest income                           4,127        3,627            8,096        6,815

Provision for loan losses                                57           98              280          354
                                                 ----------   ----------       ----------   ----------
        Net interest income after
            provision for loan losses                 4,070        3,529            7,816        6,461
                                                 ----------   ----------       ----------   ----------
Noninterest income:
    Service charges on deposit accounts                 365          350              736          661
    Leasing fees and commissions                        143          228              298          392
    Income earned on bank owned life insurance          130          152              266          302
    Other                                               229          180              440          299
                                                 ----------   ----------       ----------   ----------

        Total noninterest income                        867          910            1,740        1,654
                                                 ----------   ----------       ----------   ----------
Noninterest expense:
    Salaries and employee benefits                    2,027        1,710            4,031        3,264
    Occupancy                                           673          613            1,320        1,156
    Data processing                                      83          207              239          406
    Advertising                                          82           89              173          171
    Stationery and supplies                             106          113              188          198
    Other                                               428          447              907          898
                                                 ----------   ----------       ----------   ----------

        Total noninterest expense                     3,399        3,179            6,858        6,093
                                                 ----------   ----------       ----------   ----------

Earnings before income taxes                          1,538        1,260            2,698        2,022

        Income taxes                                    528          392              911          601
                                                 ----------   ----------       ----------   ----------

Net earnings                                     $    1,010          868            1,787        1,421
                                                 ==========   ==========       ==========   ==========

Basic earnings per share                         $      .14          .12              .25          .20
                                                 ==========   ==========       ==========   ==========

Weighted-average number of
    shares outstanding for basic                  7,052,159    6,996,074        7,036,565    6,992,567
                                                 ==========   ==========       ==========   ==========

Diluted earnings per share                       $      .14          .12              .25          .20
                                                 ==========   ==========       ==========   ==========

Weighted-average number of
    shares outstanding for diluted                7,223,509    7,168,910        7,203,679    7,170,910
                                                 ==========   ==========       ==========   ==========

Dividends per share                              $     --           --               --           --
                                                 ==========   ==========       ==========   ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                          ACCUMULATED
                                                                                             OTHER
                                          COMMON STOCK                                      COMPRE-
                                    ------------------------     ADDITIONAL                  HENSIVE         TOTAL
                                     NUMBER OF                    PAID-IN      RETAINED       (LOSS)      STOCKHOLDERS'
                                      SHARES        AMOUNT        CAPITAL      EARNINGS       INCOME         EQUITY
                                    ----------    ----------    ----------    ----------    ----------     ----------
Balance at December 31, 1999         7,006,595    $    7,007        24,206           583        (1,462)        30,334
                                                                              ----------    ----------     ----------

Comprehensive income:
     Net earnings (unaudited)             --            --            --           1,787          --            1,787
     Net change in unrealized
          loss on securities
          available for sale,
          net of tax of $133
          (unaudited)                     --            --            --            --            (220)          (220)
                                                                                                           ----------

Comprehensive income (unaudited)          --            --            --            --            --            1,567
                                                                                                           ----------

Shares issued under stock
     option plan (unaudited)            25,886            26           102          --            --              128

Shares sold to employees
     (unaudited)                        21,345            21           134          --            --              155
                                    ----------    ----------    ----------    ----------    ----------     ----------

Balance at June 30, 2000
     (unaudited)                     7,053,826    $    7,054        24,442         2,370        (1,682)        32,184
                                    ==========    ==========    ==========    ==========    ==========     ==========



See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                           -----------------------
                                                                             2000           1999
                                                                           --------       --------
                                                                                 (UNAUDITED)
Cash flows from operating activities:
     Net earnings                                                          $  1,787          1,421
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation                                                           563            517
         Provision for loan losses                                              280            354
         Net amortization of fees, premiums and discounts                       152            144
         Deferred income tax (credit) provision                                (106)           149
         Income from mortgage banking activity                                  (31)            (4)
         Proceeds from sales of loans held for sale                           2,725            304
         Originations of loans held for sale                                 (2,694)          (300)
         Increase in accrued interest receivable                                 (6)          (333)
         Increase in goodwill and other assets                                 (295)          (219)
         Net proceeds from sale of foreclosed real estate                        43           --
         Decrease in other liabilities                                         (127)           (24)
                                                                           --------       --------

              Net cash provided by operating activities                       2,291          2,009
                                                                           --------       --------

Cash flows from investing activities:
     Purchase of securities available for sale                              (13,752)       (23,401)
     Proceeds from maturity of securities available for sale                  8,333         14,782
     Principal repayments on securities available for sale                    4,180          7,330
     Purchase of Federal Home Loan Bank stock                                (1,228)          --
     Purchase of premises and equipment, net                                   (696)        (1,067)
     Net increase in loans                                                  (12,790)       (68,918)
                                                                           --------       --------

              Net cash used in investing activities                         (15,953)       (71,274)
                                                                           --------       --------

Cash flows from financing activities:
     Net increase in deposits                                                10,936         56,946
     Net increase of other borrowings                                         2,960         17,479
     Issuance of common stock                                                   283            122
                                                                           --------       --------

              Net cash provided by financing activities                      14,179         74,547
                                                                           --------       --------

              Net increase in cash and cash equivalents                         517          5,282

Cash and cash equivalents at beginning of period                             24,247         27,699
                                                                           --------       --------

Cash and cash equivalents at end of period                                 $ 24,764         32,981
                                                                           ========       ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                          $  7,007          5,696
                                                                           ========       ========

         Income taxes                                                      $    980            628
                                                                           ========       ========

     Noncash transactions:

         Reclassification of foreclosed real estate to loans               $     74           --
                                                                           ========       ========

         Loans transferred to available for sale securities                $   --           18,032
                                                                           ========       ========

         Accumulated other comprehensive income (loss), net change in unrealized gain on securities available for sale, net
              of tax                                                       $   (220)        (1,149)
                                                                           ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL. In the opinion of the management, the accompanying condensed consolidated financial statements of Gulf West Banks, Inc. and Subsidiaries (the "Company") contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2000, and the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 and the cash flows for the six-month periods ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. LOAN IMPAIRMENT AND LOSSES. The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans is as follows:

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                         ----------------
                                                                          2000      1999
                                                                         ------    ------
                                                                          (IN THOUSANDS)
            Gross loans with no related allowance, at end of period      $2,546      --
                                                                         ======    ======

            Average net investment in impaired loans                     $2,546      --
                                                                         ======    ======

            Interest income recognized on impaired loans                 $  104      --
                                                                         ======    ======

            Interest income received on impaired loans                   $  164      --
                                                                         ======    ======

     The activity in the allowance for loan losses is as follows:

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30,                   JUNE 30,
                                                --------------------       ---------------------
                                                  2000         1999          2000          1999
                                                -------      -------       -------       -------
                                                                 (IN THOUSANDS)
            Balance at beginning of period      $ 2,934      $ 2,522       $ 2,849       $ 2,436
            Provision for loan losses                57           98           280           354
            Charge-offs, net of recoveries            2           (7)         (136)         (177)
                                                -------      -------       -------       -------

            Balance at end of period            $ 2,993        2,613         2,993         2,613
                                                =======      =======       =======       =======

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

3. EARNINGS PER SHARE ("EPS"). The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. All per share amounts reflect the 5% stock dividend declared October 21, 1999 (dollars in thousands, except per share amounts).

                                                                  2000                                      1999
                                               ---------------------------------------   ---------------------------------------
                                                                WEIGHTED-        PER                      WEIGHTED-        PER
                                                                 AVERAGE        SHARE                      AVERAGE        SHARE
                                                EARNINGS         SHARES         AMOUNT    EARNINGS         SHARES         AMOUNT
                                               ----------      ----------      -------   ----------      ----------      -------
      THREE MONTHS ENDED JUNE 30:
      Basic EPS:
          Net earnings available to
           common stockholders                 $    1,010       7,052,159      $   .14   $      868       6,996,074      $   .12
                                               ==========                      =======   ==========                      =======


      Effect of dilutive securities-
          Incremental shares from assumed
           exercise of options                                    171,350                                   172,836
                                                               ----------                                ----------

      Diluted EPS:
          Net earnings available to
           common stockholders
           and assumed conversions             $    1,010       7,223,509      $   .14   $      868       7,168,910      $   .12
                                               ==========      ==========      =======   ==========      ==========      =======

      SIX MONTHS ENDED JUNE 30:
      Basic EPS:
          Net earnings available to
           common stockholders                 $    1,787       7,036,565      $   .25   $    1,421       6,992,567      $   .20
                                               ==========                      =======   ==========                      =======

      Effect of dilutive securities-
          Incremental shares from assumed
           exercise of options                                    167,114                                   178,343
                                                               ----------                                ----------

      Diluted EPS:
          Net earnings available to
           common stockholders
           and assumed conversions             $    1,787       7,203,679      $   .25   $    1,421       7,170,910      $   .20
                                               ==========      ==========      =======   ==========      ==========      =======

Shares not included in the computations of diluted earnings per share because the option exercise price was not less than the average market price of common share are as follows:

                                             NUMBER OF       PRICE           YEAR          YEAR
                                              SHARES         RANGE          ISSUED        EXPIRES
                                              ------         -----          ------        -------
         For the three months ended
              June 30, 2000                    12,310    $ 8.86-11.25      1998-1999     2008-2009
              June 30, 1999                   197,610      7.99-11.25      1998-1999     2008-2009

         For the six months ended
              June 30, 2000                   199,210      7.97-11.25      1998-1999     2008-2009
              June 30, 1999                     2,310           11.25           1998          2008

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2000, and for the three-month and six-month periods ended June 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Gulf West Banks, Inc.
St. Petersburg, Florida:

     We have reviewed the condensed consolidated balance sheet of Gulf West Banks, Inc. and Subsidiaries (the "Company") as of June 30, 2000, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2000 and 1999, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999 and the condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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

HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
July 14, 2000

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Gulf West Banks, Inc. ("Gulf West" or the "Company") is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Florida effective October 24, 1994. Gulf West's principal assets are all of the issued and outstanding shares of capital stock of Mercantile Bank, a Florida state banking corporation which is headquartered in St. Petersburg, Florida ("Mercantile"), and all of the issued and outstanding shares of Mercantile Bank Leasing, Inc. ("MBL"), a Florida corporation located in Tampa, Florida, which is engaged in equipment leasing.

Through its subsidiaries, Mercantile and MBL, the Company provides a variety of personal and commercial banking services to customers located in the Florida counties of Pinellas, Hillsborough, and Pasco. The Company targets niche markets that are underserved by the larger regional banks. These markets include small to mid-size businesses and professional offices as well as individuals who expect a higher level of personalized attention.

The Company has local directorship and management actively involved in its market areas and committed to the economic growth and development of those markets. Local management allows the Company to provide faster, more responsive and flexible decision making which management believes is important to its targeted customer base.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2000, the Company's primary sources of funds consisted of deposit inflows, loan principal repayments, other borrowings and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, and to purchase available for sale securities. At June 30, 2000, the Company had commitments to originate loans totaling $13.1 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2000. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest-rate environment.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

As a Florida-chartered commercial bank, Mercantile is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of June 30, 2000, Mercantile had liquidity of approximately $73 million, or approximately 20% of total deposits.

Management believes Mercantile was in compliance with all minimum capital requirements which it was subject to at June 30, 2000.

The following ratios and rates are presented for the dates and periods indicated:

                                                                SIX MONTHS                       SIX MONTHS
                                                                  ENDED         YEAR ENDED          ENDED
                                                                 JUNE 30,      DECEMBER 31,        JUNE 30,
                                                                   2000            1999             1999
                                                                 -------          -------          -------
        Average equity as a percentage
           of average assets                                       7.40%            7.59%           7.81%

        Equity to total assets at end of period                    7.45%            7.28%           7.21%

        Return on average assets (1)                               0.85%            0.79%           0.76%

        Return on average equity (1)                              11.49%           10.35%           9.67%

        Noninterest expenses to average assets (1)                 3.26%            3.27%           3.24%

        Nonperforming loans and foreclosed real estate as
           a percentage of total assets at end of period           0.16%            0.80%           0.35%

----------

(1)   Annualized for the six months ended June 30, 2000 and 1999.

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

                                                                                  THREE MONTHS ENDED JUNE 30,
                                                         -------------------------------------------------------------------------
                                                                          2000                                  1999
                                                         ------------------------------------   ----------------------------------
                                                                        INTEREST      AVERAGE                 INTEREST     AVERAGE
                                                          AVERAGE          AND         YIELD/    AVERAGE         AND        YIELD/
                                                          BALANCE       DIVIDENDS       RATE     BALANCE      DIVIDENDS      RATE
                                                         --------       --------       ------   --------      ---------     ------
                                                                                    (DOLLARS IN THOUSANDS)
      Interest-earning assets:
         Loans (1)                                       $296,202          6,316        8.53%   $267,689         5,485       8.20%
         Securities                                        71,305          1,169        6.56      71,265         1,053       5.91
         Other interest-earning assets (2)                 12,138            191        6.29       7,296            87       4.77
                                                         --------       --------                --------      --------

             Total interest-earning assets                379,645          7,676        8.09     346,250         6,625       7.65
                                                                        --------                              --------

      Noninterest-earning assets                           40,952                                 47,295
                                                         --------                               --------

             Total assets                                $420,597                               $393,545
                                                         ========                               ========

      Interest-bearing liabilities:
         Savings, NOW accounts and
             money-market deposits                        134,943            961        2.85     122,224           691       2.26
         Time deposits                                    168,971          2,271        5.38     166,775         2,107       5.05
         Borrowings                                        21,182            317        5.99      18,042           200       4.43
                                                         --------       --------                --------      --------

             Total interest-bearing liabilities           325,096          3,549        4.37     307,041         2,998       3.91
                                                                        --------                              --------

      Noninterest-bearing liabilities                      63,878                                 56,957
      Stockholders' equity                                 31,623                                 29,547
                                                         --------                               --------

             Total liabilities and stockholders' equity  $420,597                               $393,545
                                                         ========                               ========

      Net interest income                                               $  4,127                              $  3,627
                                                                        ========                              ========

      Interest-rate spread (3)                                                          3.72%                                3.74%
                                                                                     =======                              =======

      Net interest margin (4)                                                           4.35%                                4.19%
                                                                                     =======                              =======

      Ratio of average interest-earning assets to
         average interest-bearing liabilities                1.17                                   1.13
                                                         ========                               ========

----------

(1)      Includes loans on nonaccrual status.
(2) Includes federal funds sold, securities purchased under agreements to resell and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

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

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                         -------------------------------------------------------------------------
                                                                          2000                                  1999
                                                         ------------------------------------   ----------------------------------
                                                                        INTEREST      AVERAGE                 INTEREST     AVERAGE
                                                          AVERAGE          AND         YIELD/    AVERAGE         AND        YIELD/
                                                          BALANCE       DIVIDENDS       RATE     BALANCE      DIVIDENDS      RATE
                                                         --------       --------       ------   --------      ---------     ------
                                                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans (1)                                             $ 292,389        12,365         8.46%   $ 253,729       10,400      8.20%
   Securities                                               74,129         2,404         6.49       67,504        1,965      5.82
   Other interest-earning assets (2)                        12,956           384         5.93       11,233          263      4.68
                                                         ---------       -------                 ---------      -------

       Total interest-earning assets                       379,474        15,153         7.99      332,466       12,628      7.60
                                                                         -------                                -------

Noninterest-earning assets                                  40,645                                  43,668
                                                         ---------                               ---------

       Total assets                                      $ 420,119                               $ 376,134
                                                         =========                               =========

Interest-bearing liabilities:
   Savings, NOW accounts and
       money-market deposits                               133,155         1,834         2.75      118,504        1,343      2.27
   Time deposits                                           171,562         4,561         5.32      160,729        4,095      5.10
   Borrowings                                               23,148           662         5.72       17,338          375      4.33
                                                         ---------       -------                 ---------      -------

       Total interest-bearing liabilities                  327,865         7,057         4.30      296,571        5,813      3.92
                                                                         -------                                -------

Noninterest-bearing liabilities                             61,145                                  50,179
Stockholders' equity                                        31,109                                  29,384
                                                         ---------                               ---------

       Total liabilities and stockholders' equity        $ 420,119                               $ 376,134
                                                         =========                               =========

Net interest income                                                      $ 8,096                                $  6,815
                                                                         =======                                ========

Interest-rate spread (3)                                                                 3.69%                               3.68%
                                                                                       ======                              ======

Net interest margin (4)                                                                  4.27%                               4.10%
                                                                                       ======                              ======

Ratio of average interest-earning assets to
   average interest-bearing liabilities                       1.16                                    1.12
                                                         =========                               =========

----------

(1)      Includes loans on nonaccrual status.
(2) Includes federal funds sold, securities purchased under agreements to resell and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

         COMPARISON OF THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

GENERAL. Net earnings for the three-months ended June 30, 2000 were $1,010,000 or $.14 per basic and diluted share compared to $868,000 or $.12 per basic and diluted share for 1999. The increase in earnings was primarily due to an increase in net interest income partially offset by an increase in noninterest expenses.

INTEREST INCOME AND EXPENSE. Interest income increased by $1.1 million to
       $7.7 million for the three-month period ended June 30, 2000 from $6.6 million for the three months ended June 30, 1999. Interest on loans increased $.8 million to $6.3 million due to an increase in the average loan portfolio balance in 2000 and an increase in the weighted-average yield earned in 2000. Interest on securities increased $.1 million to $1.2 million for the three months ended June 30, 2000 due to an increase in the weighted-average yield earned in 2000. Interest on other interest-earning assets increased from $87,000 for the three months ended June 30, 1999 to $191,000 for the three months ended June 30, 2000 due to an increase in the average balance of other interest-earning assets in 2000 and an increase in the weighted-average yield earned in 2000.

       Interest expense on deposits increased $.4 million to $3.2 million for the three months ended June 30, 2000 from $2.8 million in 1999. The increase is due to an increase in the average deposits in 2000 and an increase in the weighted-average rate paid on deposits in 2000.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $57,000 for the three-month period ended June 30, 2000 compared to $98,000 for the same period in 1999. The allowance for loan losses is $3.0 million at June 30, 2000. While management believes that its allowance for loan losses is adequate as of June 30, 2000, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

NONINTEREST INCOME. Noninterest income decreased to $867,000 in 2000 from $910,000 for the three months ended June 30, 1999. Service charges on deposits increased in 2000 due to the growth in deposit accounts. Income from bank owned life insurance policies decreased in 2000 primarily because of a decrease in the rate earned on life insurance. Income from leasing activity of MBL decreased in 2000 due to lower volume.

NONINTEREST EXPENSE. Total noninterest expense increased to $3.4 million for the three months ended June 30, 2000 from $3.2 million for the comparable period ended June 30, 1999. Increases resulted primarily from increases in employee compensation, occupancy expense and was partially offset by a decrease in data processing due to moving this function in-house.

INCOME TAXES. The income tax provision for the three months ended June 30, 2000 was $528,000 or 34.3% of earnings before income taxes compared to $392,000 or 31.1% for the three months ended June 30, 1999.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

          COMPARISON OF SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

GENERAL. Net earnings for the six-months ended June 30, 2000 were $1.8 million or $.25 per basic and diluted share compared to $1.4 million or $.20 per basic and diluted share for 1999. The increase in earnings was primarily due to an increase in net interest income partially offset by an increase in noninterest expenses.

INTEREST INCOME AND EXPENSE. Interest income increased by $2.6 million to
       $15.2 million for the six-month period ended June 30, 2000 from $12.6 million for the six months ended June 30, 1999. Interest on loans increased $2.0 million to $12.4 million due to an increase in the average loan portfolio balance in 2000 and an increase in the weighted-average yield earned in 2000. Interest on securities increased $.4 million to $2.4 million for the six months ended June 30, 2000 due to an increase in the average securities portfolio in 2000 and an increase in the weighted-average yield earned in 2000. Interest on other interest-earning assets increased from $263,000 for the six months ended June 30, 1999 to $384,000 for the six months ended June 30, 2000 due to an increase in the average balance of other interest-earning assets in 2000 and an increase in the weighted-average yield earned in 2000.

       Interest expense on deposits increased $1.0 million to $6.4 million for the six months ended June 30, 2000 from $5.4 million in 1999. The increase is due to an increase in the average deposits in 2000 and an increase in the weighted-average rate paid on deposits in 2000.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $280,000 for the six-month period ended June 30, 2000 compared to $354,000 for the same period in 1999. The allowance for loan losses is $3.0 million at June 30, 2000. While management believes that its allowance for loan losses is adequate as of June 30, 2000, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

NONINTEREST INCOME. Noninterest income remained at $1.7 million in 2000.
       Service charges on deposits increased in 2000 due to the growth in deposit accounts. Income from bank owned life insurance policies decreased in 2000 primarily because of lower rates earned on investments in life insurance. Income from leasing activities of MBL decreased in 2000 due to lower volume.

NONINTEREST EXPENSE. Total noninterest expense increased to $6.9 million for the six months ended June 30, 2000 from $6.1 million for the comparable period ended June 30, 1999. Increases resulted primarily from increases in employee compensation, occupancy expense was partially offset by a decrease in data processing due to moving this function in-house.

INCOME TAXES. The income tax provision for the six months ended June 30, 2000 was $911,000 or 33.8% of earnings before income taxes compared to $601,000 or 29.7% for the period ended June 30, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the "Annual Meeting") of Gulf West Banks, Inc., was held on April 20,2000, to consider the election of three directors with terms expiring at the 2003 Annual Meeting. The shareholders also voted upon the adoption of amendments to the Company's 1995 Nonstatutory Stock Option Plan.

At the Annual Meeting, 6,002,570 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting with a summary of the votes cast for each nominee:

                                              FOR         AGAINST      ABSTAIN
                                           ---------      -------      -------
                 Gordon W. Campbell        5,991,368      11,202          --
                 John Cooper Petagna       5,994,036       8,534          --

Pandurang V. Kamat, MD was also a candidate for reelection at this meeting, but he died on March 22, 2000. On March 16, 2000 Henry W. Hanff, MD resigned from the Board to pursue other business interests. On April 20, 2000 the Board of Directors of Gulf West elected Robert A. Blakley and Austin L. Fillmon to the Board to replace Messrs. Kamat and Hanff for terms expiring with the 2001 Annual Shareholders Meeting.

In addition to the foregoing, the following individuals are directors of Gulf West whose terms continued after the Annual Meeting:

             John Wm. Galbraith (Director Emeritus)         Louis P. Ortiz, CPA
             Thomas M. Harris                               P. N. Risser III
             Algis Koncius                                  Ross E. Roeder

The shareholder vote on the other matter considered at the meeting was as follows:

                                                   FOR        AGAINST    ABSTAIN
                                                ---------     -------    -------
             Amendments to 1995 Nonstatutory
                 Stock Option Plan              5,810,010     164,212    28,348

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

    3.2(1)        Bylaws of Gulf West Banks, Inc.

    3.3(4) Articles of Amendment to Articles of Incorporation of Gulf West Banks, Inc.

    10.1(1) Form of Registration Rights Agreement with Gordon W. Campbell and John Wm. Galbraith

    10.2(1)       Salary Continuation Agreements with Gordon W. Campbell, Barry
                  K. Miller, and Robert A. Blakley

    10.3          Amended and Restated Contract of Employment with Gordon W.
                  Campbell

    10.4          1995 Nonstatutory Stock Option Plan as Amended April 20, 2000

    10.5(3) Agreement to transfer fiduciary accounts to SunTrust Bank, Nature Coast

    10.6(5)       Executive Officer Bonus Program

    10.7          Mercantile Bank Executive Severance Pay Plan

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

    (3) incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 8, 1998.

    (4) incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on July 27, 1999.

    (5) incorporated by reference to the exhibits included in Gulf West's Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 20, 2000.

(b)    REPORTS ON FORM 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GULF WEST BANKS, INC.
                                     (Registrant)



Date:  JULY 26, 2000               By: /s/ GORDON W. CAMPBELL
      ----------------                 -----------------------------------------
                                       Gordon W. Campbell, Chairman of the Board
                                         and President (Chief Executive Officer)







Date:  JULY 26, 2000               By: /s/ BARRY K. MILLER
      ----------------                 -----------------------------------------
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

    3.2(1)        Bylaws of Gulf West Banks, Inc.

    3.3(4) Articles of Amendment to Articles of Incorporation of Gulf West Banks, Inc.

    10.1(1) Form of Registration Rights Agreement with Gordon W. Campbell and John Wm. Galbraith

    10.2(1)       Salary Continuation Agreements with Gordon W. Campbell, Barry
                  K. Miller, and Robert A. Blakley

    10.3          Amended and Restated Contract of Employment with Gordon W.
                  Campbell

    10.4          1995 Nonstatutory Stock Option Plan as Amended April 20, 2000

    10.5(3) Agreement to transfer fiduciary accounts to SunTrust Bank, Nature Coast

    10.6(5)       Executive Officer Bonus Program

    10.7          Mercantile Bank Executive Severance Pay Plan

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

    (3) incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 8, 1998.

    (4) incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on July 27, 1999.

    (5) incorporated by reference to the exhibits included in Gulf West's Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 20, 2000.