Form 10-Q
period 2000-09-30
GULF WEST BANKS INC
filed 2000-11-06
CIK 932773

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2000

                                    or

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from _________ to _________

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

                              YES  [X]    NO[ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK, PAR VALUE $1 PER SHARE                    7,068,913 SHARES
------------------------------------           ---------------------------------
              (CLASS)                          OUTSTANDING AT SEPTEMBER 30, 2000


================================================================================

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                PAGE
                                                                            ----
   Condensed Consolidated Balance Sheets -
     September 30, 2000 (unaudited) and December 31, 1999.....................2

   Condensed Consolidated Statements of Earnings -
     Three and Nine months ended September 30, 2000 and 1999 (unaudited)......3

   Condensed Consolidated Statement of Stockholders' Equity -
     Nine Months Ended September 30, 2000 (unaudited).........................4

   Condensed Consolidated Statements of Cash Flows -
     Nine Months ended September 30, 2000 and 1999 (unaudited)................5

   Notes to Condensed Consolidated Financial Statements (unaudited).........6-7

   Review By Independent Certified Public Accountants.........................8

   Report on Review by Independent Certified Public Accountants...............9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS..............................................10-15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........16

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS....................................................16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................17

SIGNATURES...................................................................18

EXHIBIT INDEX................................................................19

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    2000            1999
                                                                                  ---------       ---------
                                                                                 (UNAUDITED)
            ASSETS

Cash and due from banks ....................................................      $  11,322          11,924
Federal funds sold and securities purchased under agreements to resell .....          8,197          12,323
                                                                                  ---------       ---------

         Total cash and cash equivalents ...................................         19,519          24,247

Securities available for sale ..............................................         78,758          77,857
Loans receivable, net of allowance for loan losses of $3,018 and $2,849 ....        298,680         283,225
Cash surrender value of bank owned life insurance ..........................         13,255          12,857
Premises and equipment, net ................................................         12,235          11,903
Federal Home Loan Bank stock, at cost ......................................          1,228              --
Accrued interest receivable ................................................          2,242           2,069
Deferred tax asset .........................................................          1,477           1,639
Goodwill, net ..............................................................          1,475           1,547
Foreclosed real estate, net ................................................            236             353
Other assets ...............................................................            773             905
                                                                                  ---------       ---------

         Total .............................................................      $ 429,878         416,602
                                                                                  =========       =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Noninterest-bearing demand deposits .....................................         63,886          55,410
   Savings, NOW and money-market deposits ..................................        135,992         122,939
   Time deposits ...........................................................        164,534         178,218
                                                                                  ---------       ---------

         Total deposits ....................................................        364,412         356,567

   Other borrowings ........................................................         29,241          27,417
   Other liabilities .......................................................          2,311           2,284
                                                                                  ---------       ---------

         Total liabilities .................................................        395,964         386,268
                                                                                  ---------       ---------

Stockholders' equity:
   Class A preferred stock, $5 par value, authorized
      1,000,000 shares, none issued or outstanding .........................             --              --
   Common stock, $1 par value; 25,000,000 shares
      authorized, 7,068,913 and 7,006,595 issued and outstanding ...........          7,069           7,007
   Stock dividend distributable October 20, 2000 ...........................            353              --
   Additional paid-in capital ..............................................         27,071          24,206
   Retained earnings .......................................................            369             583
   Accumulated other comprehensive income (loss) ...........................           (948)         (1,462)
                                                                                  ---------       ---------

         Total stockholders' equity ........................................         33,914          30,334
                                                                                  ---------       ---------

         Total .............................................................      $ 429,878         416,602
                                                                                  =========       =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  ------------------------      ------------------------
                                                                     2000           1999           2000           1999
                                                                  ---------      ---------      ---------      ---------
                                                                         (UNAUDITED)                   (UNAUDITED)
Interest income:
    Loans receivable........................................      $   6,428          5,547         18,793         15,947
    Securities .............................................          1,303          1,291          3,707          3,257
    Other interest-earning assets ..........................            195            132            579            395
                                                                  ---------      ---------      ---------      ---------

        Total interest income ..............................          7,926          6,970         23,079         19,599
                                                                  ---------      ---------      ---------      ---------

Interest expense:
    Deposits ...............................................          3,433          2,929          9,828          8,367
    Other borrowings .......................................            496            290          1,158            665
                                                                  ---------      ---------      ---------      ---------

        Total interest expense .............................          3,929          3,219         10,986          9,032
                                                                  ---------      ---------      ---------      ---------

        Net interest income ................................          3,997          3,751         12,093         10,567

Provision for loan losses ..................................             47            225            327            579
                                                                  ---------      ---------      ---------      ---------

        Net interest income after
            provision for loan losses ......................          3,950          3,526         11,766          9,988
                                                                  ---------      ---------      ---------      ---------

Noninterest income:
    Service charges on deposit accounts ....................            373            367          1,109          1,026
    Leasing fees and commissions ...........................            101            247            399            639
    Income earned on bank owned life insurance .............            132            154            398            456
    Other ..................................................            208            129            648            421
                                                                  ---------      ---------      ---------      ---------

        Total noninterest income ...........................            814            897          2,554          2,542
                                                                  ---------      ---------      ---------      ---------

Noninterest expense:
    Salaries and employee benefits .........................          2,072          1,951          6,103          5,214
    Occupancy expense ......................................            666            632          1,986          1,779
    Data processing ........................................             46            153            285            559
    Advertising ............................................             96             87            269            259
    Stationery and supplies ................................            112            108            300            305
    Other ..................................................            395            435          1,302          1,335
                                                                  ---------      ---------      ---------      ---------

        Total noninterest expense ..........................          3,387          3,366         10,245          9,451
                                                                  ---------      ---------      ---------      ---------

Earnings before income taxes ...............................          1,377          1,057          4,075          3,079

        Income taxes .......................................            463            320          1,374            921
                                                                  ---------      ---------      ---------      ---------

Net earnings................................................      $     914            737          2,701          2,158
                                                                  =========      =========      =========      =========

Basic earnings per share....................................      $     .12            .10            .37            .29
                                                                  =========      =========      =========      =========

Basic weighted-average number of
    shares outstanding .....................................      7,414,813      7,355,781      7,397,149      7,346,684
                                                                  =========      =========      =========      =========

Diluted earnings per share..................................      $     .12            .10            .36            .29
                                                                  =========      =========      =========      =========

Diluted weighted-average number of
    shares outstanding .....................................      7,596,203      7,558,622      7,569,879      7,537,219
                                                                  =========      =========      =========      =========

Dividends per share ..................                            $      --             --             --             --
                                                                  =========      =========      =========      =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                          ACCUMULATED
                                                                                                             OTHER
                                                  COMMON STOCK                                              COMPRE-
                                             ----------------------  ADDITIONAL   STOCK                     HENSIVE       TOTAL
                                              NUMBER OF               PAID-IN    DIVIDEND     RETAINED       (LOSS)    STOCKHOLDERS'
                                               SHARES      AMOUNT     CAPITAL  DISTRIBUTABLE  EARNINGS       INCOME       EQUITY
                                             ---------   ---------   ---------   ---------   ---------      ---------    ---------
Balance at December 31, 1999 ............    7,006,595   $   7,007      24,206          --         583         (1,462)      30,334
                                                                                                                         ---------

Comprehensive income:
     Net earnings (unaudited) ...........           --          --          --          --       2,701             --        2,701
     Net change in unrealized
          loss on securities
          available for sale,
          net of tax of $308
          (unaudited) ...................           --          --          --          --          --            514          514
                                                                                                                         ---------

Comprehensive income (unaudited) ........           --          --          --          --          --             --        3,215
                                                                                                                         ---------

Shares issued under stock
     option plan (unaudited) ............       40,973          41         169          --          --             --          210

Stock dividend distributable,
     353,445 shares (unaudited) .........           --          --       2,562         353      (2,915)            --           --

Shares sold to employees (unaudited) ....       21,345          21         134          --          --             --          155
                                             ---------   ---------   ---------   ---------   ---------      ---------    ---------

Balance at September 30, 2000
     (unaudited) ........................    7,068,913   $   7,069      27,071         353         369           (948)      33,914
                                             =========   =========   =========   =========   =========      =========    =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                       2000           1999
                                                                                     --------       --------
                                                                                           (UNAUDITED)
Cash flows from operating activities:
     Net earnings .............................................................      $  2,701          2,158
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation .........................................................           851            790
         Provision for loan losses ............................................           327            579
         Net amortization of fees, premiums and discounts .....................           141            253
         Deferred income tax (credit) provision ...............................          (146)           304
         Income from mortgage banking activity ................................           (51)           (16)
         Proceeds from sales of loans held for sale ...........................         4,187          1,037
         Originations of loans held for sale ..................................        (4,136)          (973)
         Net proceeds from sale of foreclosed real estate .....................            43             --
         Increase in accrued interest receivable ..............................          (173)          (307)
         Increase in goodwill, cash surrender value of life insurance
              and other assets ................................................          (194)          (797)
         Increase in other liabilities ........................................            27            244
                                                                                     --------       --------

              Net cash flow provided by operating activities ..................         3,577          3,272
                                                                                     --------       --------

Cash flows from investing activities:
     Purchase of securities available for sale ................................       (15,013)       (24,640)
     Proceeds from sales and maturities of securities available for sale ......         8,338         17,147
     Principal repayments on securities available for sale ....................         6,596         10,782
     Purchase of FHLB stock ...................................................        (1,228)            --
     Net purchase of premises and equipment ...................................        (1,183)        (1,079)
     Net increase in loans ....................................................       (15,849)       (85,112)
                                                                                     --------       --------

              Net cash used in investing activities ...........................       (18,339)       (82,902)
                                                                                     --------       --------

Cash flows from financing activities:
     Net increase in deposits .................................................         7,845         61,689
     Net increase of other borrowings .........................................         1,824         15,073
     Issuance of common stock .................................................           365            150
                                                                                     --------       --------

              Net cash provided by financing activities .......................        10,034         76,912
                                                                                     --------       --------

              Net decrease in cash and cash equivalents .......................        (4,728)        (2,718)

Cash and cash equivalents at beginning of period ..............................        24,247         27,699
                                                                                     --------       --------

Cash and cash equivalents at end of period ....................................      $ 19,519         24,981
                                                                                     ========       ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest .............................................................      $ 10,967          8,869
                                                                                     ========       ========

         Income taxes .........................................................      $  1,575          1,145
                                                                                     ========       ========

     Noncash transactions:
         Reclassification of foreclosed real estate to loans ..................      $     74             --
                                                                                     ========       ========

         Loans converted into available for sale securities ...................      $     --         18,032
                                                                                     ========       ========

         Accumulated other comprehensive income (loss), net change in
              unrealized loss on securities available for sale, net of tax ....      $    514         (1,407)
                                                                                     ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL. In the opinion of the management of Gulf West Banks, Inc. (the "Company" or "Gulf West"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 2000, and the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and the cash flows for the nine-month periods ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. STOCK DIVIDEND. On September 21, 2000, the Company's Board of Directors declared a five percent stock dividend payable on October 20, 2000 to shareholders of record on October 6, 2000. All per share amounts reflect this dividend.

3. LOAN IMPAIRMENT AND LOSSES. The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans is as follows:

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       ------------------
                                                                        2000        1999
                                                                       ------      ------
                                                                         (IN THOUSANDS)
          Gross loans with no related allowance, at end of period      $2,537          --
                                                                       ======      ======

          Average net investment in impaired loans ..............      $2,545          --
                                                                       ======      ======

          Interest income recognized on impaired loans ..........      $  170          --
                                                                       ======      ======

          Interest income received on impaired loans ............      $  229          --
                                                                       ======      ======

     The activity in the allowance for loan losses is as follows:

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                     ---------------------      ---------------------
                                                       2000          1999         2000          1999
                                                     -------       -------      -------       -------
                                                                                       (IN THOUSANDS)
          Balance at beginning of period ......      $ 2,993         2,613        2,849         2,436
          Provision for loan losses ...........           47           225          327           579
          (Charge-offs), net of recoveries ....          (22)            2         (158)         (175)
                                                     -------       -------      -------       -------

          Balance at end of period ............      $ 3,018         2,840        3,018         2,840
                                                     =======       =======      =======       =======

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

4. EARNINGS PER SHARE ("EPS"). The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. All per share amounts reflect the five percent stock dividend declared September 21, 2000. (Dollars are in thousands, except per share amounts).

                                                                     2000                                   1999
                                                      -----------------------------------    -----------------------------------
                                                                   WEIGHTED-       PER                    WEIGHTED-       PER
                                                                    AVERAGE       SHARE                    AVERAGE       SHARE
                                                       EARNINGS      SHARES       AMOUNT     EARNINGS       SHARES       AMOUNT
                                                      ---------    ---------    ---------    ---------    ---------    ---------
          THREE MONTHS ENDED SEPTEMBER 30:
          Basic EPS:
              Net earnings available to
               common stockholders ...............    $     914    7,414,813    $     .12    $     737    7,355,781    $     .10
                                                                                =========                              =========

          Effect of dilutive securities-
              Incremental shares from assumed
               exercise of options ...............           --      181,390                        --      202,841
                                                      ---------    ---------                 ---------    ---------


          Diluted EPS:
              Net earnings available to
               common stockholders
               and assumed conversions ...........    $     914    7,596,203    $     .12    $     737    7,558,622    $     .10
                                                      =========    =========    =========    =========    =========    =========

          NINE MONTHS ENDED SEPTEMBER 30:
          Basic EPS:
              Net earnings available to
               common stockholders ...............        2,701    7,397,149    $     .37        2,158    7,346,684    $     .29
                                                                                =========                              =========

          Effect of dilutive securities-
              Incremental shares from assumed
               exercise of options ...............           --      172,730                        --      190,535
                                                      ---------    ---------                 ---------    ---------

          Diluted EPS:
              Net earnings available to
               common stockholders
                    and assumed conversions ......    $   2,701    7,569,879    $     .36    $   2,158    7,537,219    $     .29
                                                      =========    =========    =========    =========    =========    =========

Shares not included in the computations of diluted earnings per share because the option exercise price was not less than the average market price are as follows:

                                                                NUMBER OF      PRICE            YEAR          YEAR
                                                                  SHARES       RANGE           ISSUED        EXPIRES
         For the three months ended
              September 30, 2000............................      12,926    $ 8.45-10.72      1998-1999     2008-2009
              September 30, 1999............................       2,426           10.72           1998          2008

         For the nine months ended
              September 30, 2000............................      12,926      8.45-10.72      1998-1999     2008-2009
              September 30, 1999............................       2,426           10.72           1998          2008

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2000, and for the three-month and nine-month periods ended September 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Gulf West Banks, Inc.
St. Petersburg, Florida:

     We have reviewed the condensed consolidated balance sheet of Gulf West Banks, Inc. and Subsidiaries (the "Company") as of September 30, 2000, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2000 and 1999, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999 and the condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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



HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 11, 2000

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2000, the Company's primary sources of funds consisted of deposit inflows, loan principal repayments, other borrowings and proceeds from the maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, and to purchase available for sale securities. At September 30, 2000, the Company had commitments to originate loans totaling $7.7 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2000. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest-rate environment.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

As a Florida-chartered commercial bank, Mercantile is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of September 30, 2000, Mercantile had liquidity of approximately $69 million or 19% of total deposits (net of secured deposits).

Management believes Mercantile was in compliance with all minimum capital requirements which it was subject to at September 30, 2000.

The following ratios and rates are presented for the dates and periods indicated:

                                                      THREE MONTHS ENDED  NINE MONTHS ENDED  YEAR ENDED
                                                         SEPTEMBER 30,      SEPTEMBER 30,    DECEMBER 31,
                                                         -------------      -------------     ---------
                                                         2000     1999      2000     1999       1999
                                                         ----     ----      ----     ----       ----
          Average equity as a percentage
             of average assets ..................        7.77%    7.32%     7.53%    7.67%      7.59%

          Equity to total assets at end of
             period .............................        7.89%    7.89%     7.89%    7.28%      7.28%

          Return on average assets (1) ..........         .86%     .73%      .85%    0.75%      0.79%

          Return on average equity (1) ..........       11.04%    9.95%    11.32%    9.76%     10.35%

          Noninterest expenses to average
             assets (1) .........................        7.89%    7.28%     3.24%    3.28%      3.27%

          Nonperforming loans and foreclosed
             real estate as a percentage of total
             assets at end of period ............         .16%     .31%      .16%    0.31%      0.80%


(1) Annualized for the three and nine month periods ended September 30, 2000 and 1999.

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

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------------------------------------------------
                                                                2000                                1999
                                                  ----------------------------------     ----------------------------------
                                                              INTEREST       AVERAGE               INTEREST     AVERAGE
                                                    AVERAGE     AND           YIELD/     AVERAGE     AND         YIELD/
                                                    BALANCE   DIVIDENDS       RATE       BALANCE   DIVIDENDS      RATE
                                                    -------   ---------       ----       -------   ---------      ----
                                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans (1)....................................  $ 296,797       6,428        8.66%   $ 267,997     5,547        8.28%
   Securities...................................     78,674       1,303        6.62       83,558     1,291        6.18
   Other interest-earning assets (2)............     11,344         195        6.88       10,386       132        5.08
                                                   --------      ------                 --------    ------

       Total interest-earning assets............    386,815       7,926        8.20      361,941     6,970        7.70
                                                                  -----                              -----

Noninterest-earning assets......................     39,334                               42,839
                                                   --------                             --------

       Total assets.............................  $ 426,149                            $ 404,780
                                                    =======                              =======

Interest-bearing liabilities:
   Savings and NOW accounts.....................     79,543         364        1.83       87,738       419        1.91
   Money-market deposits........................     53,925         680        5.04       35,994       323        3.59
   Time deposits................................    164,879       2,389        5.80      171,742     2,187        5.09
   Borrowings...................................     30,298         496        6.55       23,081       290        5.03
                                                    -------      ------                 --------    ------

       Total interest-bearing liabilities.......    328,645       3,929        4.78      318,555     3,219        4.04
                                                                  -----                              -----

Noninterest-bearing liabilities.................     64,388                               56,587
Stockholders' equity............................     33,116                               29,638
                                                   --------                              -------

       Total liabilities and stockholders'
           equity...............................  $ 426,149                            $ 404,780
                                                    =======                              =======

Net interest income.............................                $ 3,997                            $ 3,751
                                                                  =====                              =====

Interest-rate spread (3)........................                               3.42%                              3.66%
                                                                               ====                               ====

Net interest margin (4).........................                               4.13%                              4.15%
                                                                               ====                               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities.........       1.18                                 1.14
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

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------------------------------------------------
                                                                2000                                1999
                                                  ----------------------------------     ----------------------------------
                                                              INTEREST       AVERAGE               INTEREST     AVERAGE
                                                    AVERAGE     AND           YIELD/     AVERAGE     AND         YIELD/
                                                    BALANCE   DIVIDENDS       RATE       BALANCE   DIVIDENDS      RATE
                                                    -------   ---------       ----       -------   ---------      ----
                                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans (1)...................................   $ 293,438      18,793        8.54%   $ 258,538    15,947        8.22%
   Securities..................................      75,736       3,707        6.53       72,915     3,257        5.96
   Other interest-earning assets (2)...........      12,418         579        6.22       10,947       395        4.81
                                                   --------      ------                 --------  --------

       Total interest-earning assets...........     381,592      23,079        8.06      342,400    19,599        7.63
                                                                 ------                             ------

Noninterest-earning assets.....................      40,537                               42,109
                                                   --------                             --------

       Total assets............................   $ 422,129                            $ 384,509
                                                    =======                              =======

Interest-bearing liabilities:
   Savings and NOW accounts....................      84,925       1,174        1.84       87,869     1,291        1.96
   Money-market deposits.......................      48,327       1,704        4.70       32,096       793        3.29
   Time deposits...............................     169,318       6,950        5.47      164,440     6,283        5.09
   Borrowings..................................      25,549       1,158        6.04       19,274       665        4.60
                                                    -------      ------                 --------   -------

       Total interest-bearing liabilities......     328,119      10,986        4.46      303,679     9,032        3.97
                                                                 ------                             ------

Noninterest-bearing liabilities................      62,205                               51,342
Stockholders' equity...........................      31,805                               29,488
                                                   --------                             --------

       Total liabilities and stockholders'
           equity..............................   $ 422,129                            $ 384,509
                                                    =======                              =======

Net interest income............................                $ 12,093                           $ 10,567
                                                                 ======                             ======

Interest-rate spread (3).......................                                3.60%                              3.66%
                                                                               ====                               ====

Net interest margin (4)........................                                4.23%                              4.11%
                                                                               ====                               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities........        1.16                                 1.13
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

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

       COMPARISON OF THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL. Net earnings for the three months ended September 30, 2000 were $914,000 or $.12 per basic and diluted share compared to $737,000 or $.10 per basic and diluted share for the comparable 1999 period. The increase in earnings was primarily due to increased net interest income.

INTEREST INCOME AND EXPENSE. Interest income increased by $.9 million to $7.9 million for the three-month period ended September 30, 2000 from $7.0 million for the three months ended September 30, 1999. Interest on loans increased $.9 million to $6.4 million due to an increase in the average loan portfolio balance in 2000 and an increase in the weighted-average yield earned in 2000. Interest on securities increased $12,000 to $1.3 million for the three-months ended September 30, 2000 due to a increase in the average yield earned in 2000 partially offset by a decrease in the average securities portfolio in 2000. Interest on other interest-earning assets increased from $132,000 for the three months ended September 30, 1999 to $195,000 for the three months ended September 30, 2000 due to an increase in the average balance of other interest-earning assets in 2000 and an increase in the weighted-average yield earned in 2000.

     Interest expense on deposits increased $500,000 to $3.4 million for the three-months ended September 30, 2000 from $2.9 million in 1999. The increase is due to an increase in the average deposits in 2000 and an increase in the weighted-average rate paid on deposits.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to income to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $47,000 for the three-month period ended September 30, 2000 compared to $225,000 for the same period in 1999. The allowance for loan losses is $3.0 million at September 30, 2000. While management believes that its allowance for loan losses is adequate as of September 30, 2000, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

NONINTEREST INCOME. Noninterest income for the first three months of 2000 decreased to $814,000 from $897,000 for the three months ended September 30, 1999. Service charges on deposits increased in 2000 due to the growth in deposit accounts. Income from leasing activity of MBL decreased in 2000 due to lower volume. Income from bank owned life insurance policies decreased in 2000 primarily because of a decrease in the rate earned on life insurance.

NONINTEREST EXPENSE. Total noninterest expense remained at $3.4 million for the three months ended September 30, 2000. Increases resulted primarily from increases in employee compensation, occupancy expense and stationery and supplies due to the overall growth of the Company and were offset by a decrease in data processing due to moving this function in-house.

INCOME TAXES. The income tax provision for the three months ended September 30, 2000 was $463,000 or 33.6% of earnings before income taxes compared to $320,000 or 30.3% for the period ended September 30, 1999. The effective rate was higher during 2000 primarily because of decreases in tax exempt income from bank owned life insurance and municipal securities in 2000.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

       COMPARISON OF NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL. Net earnings for the nine months ended September 30, 2000 were $2.7 million or $.37 per basic and $.36 per diluted share compared to $2.2 million or $.29 per basic and diluted share for 1999. The increase in earnings was primarily due to increased net interest income partially offset by increases in noninterest expenses. The continued growth of the Company contributed significantly to these increases.

INTEREST INCOME AND EXPENSE. Interest income increased by $3.5 million to $23.1 million for the nine-month period ended September 30, 2000 from $19.6 million for the nine months ended September 30, 1999. Interest on loans increased $2.8 million to $18.8 million due to both an increase in the average loan portfolio balance and an increase in the weighted-average yield earned in 2000. Interest on securities increased $.5 million to $3.7 million for the nine-months ended September 30, 2000 due to an increase in the average securities portfolio in 2000 and an increase in the average yield earned in 2000. Interest on other interest-earning assets increased from $395,000 for the nine months ended September 30, 1999 to $579,000 for the nine months ended September 30, 2000 due to an increase in the average balance of other interest-earning assets in 2000 and an increase in the weighted-average yield earned in 2000.

Interest expense on deposits increased $1.4 million to $9.8 million for the nine-months ended September 30, 2000 from $8.4 million in 1999. The increase is due to an increase in the average deposits in 2000 and an increase in the weighted-average rate paid on deposits.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $327,000 for the nine-month period ended September 30, 2000 compared to $579,000 for the same period in 1999. The allowance for loan losses is $3.0 million at September 30, 2000. While management believes that its allowance for loan losses is adequate as of September 30, 2000, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

NONINTEREST INCOME. Noninterest income remained at $2.5 million for the nine months ended September 30, 2000. Service charges on deposits increased in 2000 due to the growth in deposit accounts. Income from leasing activity of MBL decreased in 2000 due to lower volume. Income from bank owned life insurance policies decreased in 2000 primarily because of a decrease in the rate earned on life insurance.

NONINTEREST EXPENSE. Total noninterest expense increased to $10.2 million for the nine-months ended September 30, 2000 from $9.5 million for the comparable period ended September 30, 1999. Increases resulted primarily from increases in employee compensation, occupancy expense and other noninterest expense due to the overall growth of the Company and was partially offset by a decrease in data processing due to moving this function in-house.

INCOME TAXES. The income tax provision for the nine months ended September 30, 2000 was $1.4 million or 33.7% of earnings before income taxes compared to $921,000 or 29.9% for the period ended September 30, 1999. The effective rate was higher during 2000 primarily because of decreases in tax exempt income from bank owned life insurance and municipal securities in 2000.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

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

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

EXHIBIT NUMBER  DESCRIPTION OF DOCUMENT
--------------  -----------------------

   2(1)         Amended and Restated Agreement and Plan of Merger by and among
                Citizens National Bank and Trust Company, Inc., Gulf West Banks,
                Inc. and Mercantile Bank
   3.1(1)       Articles of Incorporation of Gulf West Banks, Inc.
   3.2(1)       Bylaws of Gulf West Banks, Inc.
   3.3(4)       Articles of Amendment to Articles of Incorporation of Gulf West
                Banks, Inc.
   10.1(1)      Form of Registration Rights Agreement with Gordon W. Campbell and John Wm. Galbraith
   10.2(1)      Salary Continuation Agreements with Gordon W. Campbell, Barry K.
                Miller, and Robert A. Blakley
   10.3(6)      Amended and Restated Contract of Employment with Gordon W.
                Campbell
   10.4(6)      1995 Nonstatutory Stock Option Plan as Amended April 20, 2000
   10.5(3)      Agreement to transfer fiduciary accounts to SunTrust Bank,
                Nature Coast
   10.6(5)      Executive Officer Bonus Program
   10.7(6)      Mercantile Bank Executive Severance Pay Plan
   10.8         Executive Vice President Bonus Program
   11(2)        Statement regarding computation of per share earnings
   27           Financial Data Schedule (for SEC use only)

     (1) incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-37307).

     (2) contained in Note 4 to the consolidated financial statements set forth in this Form 10-Q.

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

     (6) incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended June 30, 2000 as filed with the Securities and Exchange Commission on July 26, 2000.

(b)    REPORTS ON FORM 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     GULF WEST BANKS, INC.
                                                        (Registrant)






Date:  NOVEMBER 6, 2000           By: /s/ GORDON W. CAMPBELL
      --------------------             -----------------------------------------
                                       Gordon W. Campbell, Chairman of the Board
                                         and President (Chief Executive Officer)







Date:  NOVEMBER 6, 2000            By:  /s/ BARRY K. MILLER
      ---------------------------      -----------------------------------------
                                       Barry K. Miller, Secretary
                                         (Chief Financial Officer)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT NUMBER  DESCRIPTION OF DOCUMENT
--------------  -----------------------

   2(1)         Amended and Restated Agreement and Plan of Merger by and among
                Citizens National Bank and Trust Company, Inc., Gulf West Banks,
                Inc. and Mercantile Bank
   3.1(1)       Articles of Incorporation of Gulf West Banks, Inc.
   3.2(1)       Bylaws of Gulf West Banks, Inc.
   3.3(4)       Articles of Amendment to Articles of Incorporation of Gulf West
                Banks, Inc.
   10.1(1)      Form of Registration Rights Agreement with Gordon W. Campbell and John Wm. Galbraith
   10.2(1)      Salary Continuation Agreements with Gordon W. Campbell, Barry K.
                Miller, and Robert A. Blakley
   10.3(6)      Amended and Restated Contract of Employment with Gordon W.
                Campbell
   10.4(6)      1995 Nonstatutory Stock Option Plan as Amended April 20, 2000
   10.5(3)      Agreement to transfer fiduciary accounts to SunTrust Bank,
                Nature Coast
   10.6(5)      Executive Officer Bonus Program
   10.7(6)      Mercantile Bank Executive Severance Pay Plan
   10.8         Executive Vice President Bonus Program
   11(2)        Statement regarding computation of per share earnings
   27           Financial Data Schedule (for SEC use only)

     (1) incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-37307).

     (2) contained in Note 4 to the consolidated financial statements set forth in this Form 10-Q.

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

     (6) incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended June 30, 2000 as filed with the Securities and Exchange Commission on July 26, 2000.