Form 10-K
period 2000-12-31
GULF WEST BANKS INC
filed 2001-03-06
CIK 932773

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

For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________ to ______________.

                        Commission file number: 000-23713

                              GULF WEST BANKS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  FLORIDA                                  59-3276590
     --------------------------------                 -------------------
       (State or Other Jurisdiction                     (I.R.S. Employer
     of Incorporation or Organization)                Identification No.)

          425 22ND AVENUE NORTH
          ST. PETERSBURG, FLORIDA                             33704
    ----------------------------------------               ----------
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2001, was $38,830,185. The number of shares of the registrant"s common stock outstanding as of January 31, 2001, was 7,440,117.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant"s definitive Proxy Statement relating to the registrant"s 2001 annual meeting of shareholders to be held on April 19, 2001, is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WHICH REPRESENT THE ISSUER"S EXPECTATIONS OR BELIEFS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONCERNING THE BANKING INDUSTRY AND THE ISSUER"S OPERATIONS, PERFORMANCE, FINANCIAL CONDITION, AND GROWTH. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "SHOULD," "CAN," "ESTIMATE," OR "CONTINUE" OR THE NEGATIVE OF OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING COMPETITION, GENERAL ECONOMIC CONDITIONS, POTENTIAL CHANGES IN INTEREST RATES, AND CHANGES IN THE VALUE OF REAL ESTATE SECURING LOANS MADE BY MERCANTILE, AMONG OTHER THINGS.

INTRODUCTION

         Gulf West Banks, Inc. ("Gulf West" or the "Company") is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Florida effective October 24, 1994. Gulf West's principal assets are all of the issued and outstanding shares of capital stock of Mercantile Bank, a Florida state banking corporation which is located in St. Petersburg, Florida ("Mercantile"). Gulf West also owns all of the issued and outstanding shares of Mercantile Bank Leasing, Inc. ("MBL"), a Florida corporation, which was engaged in equipment leasing until November 15, 2000 at which time the operations of this company were discontinued.

         The principal executive offices of Gulf West and Mercantile are located at 425 22nd Avenue North, St. Petersburg, Florida 33704, and their telephone number is (727) 894-5696.

ACTIVITIES OF GULF WEST

         Currently, the only business activity of Gulf West is to own and operate Mercantile. Mercantile provides a wide range of personal and commercial banking services to customers located in the Florida counties of Pinellas, Hillsborough, and Pasco. The activities of Mercantile are described in more detail below under the caption "Activities of Mercantile." Until its activities were terminated on November 15,2000, MBL was an equipment leasing company that arranged financing for a variety of equipment for all types of businesses. While active, MBL comprised a de minimis portion of Gulf West's total assets and earnings. Although other activities are permitted under the Bank Holding Company Act of 1956 and the Gramm-Leach-Bliley Act of 1999, management of Gulf West has no current plans to engage in any other activities, although it may choose to do so at a later date.

ACQUISITION OF CITIZENS NATIONAL BANK AND TRUST COMPANY

         On January 16, 1998, the Company acquired Citizens National Bank and Trust Company of Port Richey, Florida ("Citizens National") in exchange for approximately 2,601,348 shares (adjusted to reflect subsequent stock dividends) of the common stock of the Company. The acquisition was effected through the merger of Citizens National with and into Mercantile pursuant to an Amended and Restated Agreement and Plan of Merger, dated October 16, 1997, by and among Gulf West, Mercantile, and Citizens National. Citizens National was a national banking association which was originally chartered by the Office of the Controller of the Currency on February 29, 1988. Prior to the acquisition, Citizens National engaged in general commercial banking and trust services from its one full-service banking location in Port Richey, Florida. At the time of the acquisition, Mercantile amended its charter to include trust powers so that it could continue the trust business of Citizens National. Subsequent to the acquisition, Mercantile sold the trust accounts to SunTrust Bank, Nature Coast and the trust department is no longer active. As a result of the acquisition, Citizens National's single banking office is currently being operated as the Port Richey office of Mercantile.

ACTIVITIES OF MERCANTILE

         The principal services offered by Mercantile include commercial and individual checking and savings accounts, money market accounts, certificates of deposit, most types of loans, and letters of credit. Mercantile also provides credit card services through a national credit card issuer and acts as issuing agent for U.S. Savings Bonds. Mercantile offers debit cards, collection teller services, wire transfer facilities, safe deposit facilities, night depository facilities, telephone banking services and internet banking services. Mercantile's transaction accounts and time certificates are tailored to Mercantile's principal market area at rates competitive with those offered in Mercantile's primary service area. In addition, Mercantile offers certain retirement account services, including individual retirement accounts. All of Mercantile's deposit accounts are insured by the FDIC up to the maximum amount allowed by law.

         Mercantile offers a wide range of short to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), purchase of equipment and machinery, and Small Business Administration ("SBA") loans. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, and personal investments. Mercantile also originates and holds construction and acquisition loans on residential real estate. At December 31, 2000, commercial and consumer loans accounted for approximately 85.8% and 3.6%, respectively, of Mercantile's loan portfolio. Loans on residential real estate accounted for the remaining 10.6% of the loan portfolio. All loans are made in compliance with applicable federal and state regulations.

         Mercantile's lobby business hours are generally from 9:00 a.m. to 4:00 p.m., Monday through Thursday, 9:00 a.m. to 6:00 p.m. on Fridays, and 9:00 a.m. to 12:00 p.m. on Saturdays. The drive-up teller hours are generally 8:00 a.m. to 5:00 p.m. on Monday through Thursday, 8:00 a.m. to 6:00 p.m. on Fridays, and 8:00 a.m. to 12:00 p.m. on Saturdays. However, drive-in hours do vary slightly from office to office depending on customer requirements. Mercantile also has 24-hour automatic teller machines (ATM's) at each of its offices. Mercantile issues cards to its customers that can be used in any of it's ATM's as well as any ATM's which are members of the STAR and CIRRUS networks.

         Mercantile's data processing was handled by an outside service bureau -- FiServ, Inc. of Atlanta, Georgia until April, 2000 when this function was brought in-house. Mercantile handles the item processing function internally. Mercantile makes extensive use of personal computers in all areas of its operations that permit efficient handling of deposit and loan accounts and other paper intensive applications such as word processing.

MARKET AREA

         Seven of Mercantile's banking offices are located in Pinellas County, Florida, six are located in Hillsborough County, Florida, and two are located in Pasco County, Florida. All three counties are in the west central Gulf Coast of Florida. The residential population of Pinellas County as of the 1990 census was 852,000 and the estimated population in 2000 was 904,000. Hillsborough County had a residential population of 834,000 as of the 1990 census and the estimated 2000 population was 985,000. Pasco County had a residential population of 281,000 as of the 1990 census and the estimated 2000 population was 330,000. The area has many more seasonal residents. The majority of Mercantile's business is generated from customers whose businesses or residences are located in an area within a radius of three miles of one of its banking offices.

OPERATING STRATEGY

         The management of the Company believes that the dominance of large regional holding companies in the banking industry has created a need for more locally-owned institutions with personalized banking services. Mercantile was organized as a locally-owned, locally-managed community financial institution, owned and managed by people who are actively involved in Mercantile's market area and committed to its economic growth and development. With local ownership, management, and directors, the Company"s management believes that Mercantile can be more responsive to the communities it serves and tailor services to its customers' needs rather than provide the standardized services that large holding companies tend to offer. Local ownership and operation will allow faster, more responsive, and flexible decision-making which is not available at the majority of financial institutions in or near Mercantile's market area which are branch offices of large regional holding company banks with headquarters located elsewhere in the United States.

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

         The primary sources of Mercantile's funds for lending and for other general business purposes are Mercantile's capital, deposits, loan repayments, and borrowings. Mercantile expects that loan repayments will be relatively stable sources of funds, while deposit inflows and outflows will be significantly influenced by prevailing interest rates, money-market rates, and general economic conditions. Generally, short-term borrowings may be used to compensate for reductions in normal sources of funds while longer-term borrowings may be used to support expanded lending activities.

         Mercantile's customers are primarily individuals, professionals, small and medium size businesses, and seasonal retirees located predominantly in Pinellas, Hillsborough, and Pasco Counties, Florida. Mercantile's locations are situated in areas that are convenient to these types of customers.

         Mercantile continually seeks to develop new business through an ongoing program of personal calls on both present and potential customers. As a local independent bank, Mercantile utilizes traditional local advertising media as well as direct mailings, telephone contacts, and brochures to promote the bank and develop loans and deposits. In addition, most of Mercantile's directors have worked and/or lived in or near Mercantile's market area for a number of years. Management believes that these factors, coupled with the past and continued involvement of the directors and officers in various local community activities, will further promote Mercantile"s image as a locally-oriented independent institution, which management believes is an important factor to its targeted customer base.

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

         There are approximately 32 commercial banks and savings and loan associations with 295 branch offices in Pinellas County. In Hillsborough County there are approximately 32 such institutions with 213 offices, and in Pasco County, there are approximately 22 such institutions with 90 offices. Mercantile expects to receive competition from all of these financial institutions, a significant number of which have offices located in the St. Petersburg and Tampa areas. In order to compete with major financial institutions and others in Mercantile's market area, Mercantile emphasizes specialized and personal service by its directors, officers, and employees. Mercantile believes that its local ownership and community oriented operating philosophy and personalized banking service are competitive factors which strengthen Mercantile.

EMPLOYEES

         As of December 31, 2000, Gulf West employed 201 employees of which 175 were full-time and 26 were part-time, including four senior executive officers. Gulf West"s employees are not represented by a collective bargaining group, and Gulf West considers its relations with its employees to be excellent. Gulf West provides employees with benefits customary in the banking industry, which include major medical insurance, group term life insurance, dental insurance, long term disability insurance, a 401(k) savings plan, stock purchase plan, and vacation and sick leave.

ITEM 2.  PROPERTIES

         Gulf West corporate offices are located within the main office of Mercantile.

         Mercantile"s corporate offices are located at 425 22nd Avenue North, St. Petersburg, Florida 33704. This office also serves as Mercantile"s main office banking facility. It has approximately 9,000 square feet and houses a branch office on the first floor, the commercial lending department and Mercantile"s and Gulf West"s executive offices. The building was constructed in 1987 and is a two-story structure located on a 71,000 square foot parcel of land which Mercantile owns. Two other buildings are also located on this site, both one story structures containing 3,100 and 6,500 square feet of space which Mercantile currently leases to small retailers and professional offices. The property is located less than two miles north of the downtown business district of St. Petersburg.

         In addition to its main office in St. Petersburg, Mercantile also has six additional locations throughout Pinellas County, six locations in Hillsborough County and two locations in Pasco County. Seven of these offices are owned facilities while the other eight are leased.

         Mercantile also rents approximately 16,650 square feet in a professional office complex located at 2860 Scherer Drive, St. Petersburg, Florida 33716. This facility houses Mercantile"s consumer and residential lending departments, the data processing operations department, the deposit and loan operations department, the item processing department, the human resources department and the accounting department.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT"S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since March 25,1998 the Company"s common stock has been quoted on the Nasdaq National Market System under the symbol "GWBK". The high and low bids for the Company"s common stock on the Nasdaq National Market System for the years 1999 and 2000 were as follows :

         QUARTER ENDED                       HIGH             LOW
         -------------                      ------          -------

         March 31, 1999                     $ 8.39          $  7.26
         June 30, 1999                      $ 7.93          $  7.26
         September 30, 1999                 $ 9.07          $  7.49
         December 31, 1999                  $ 9.27          $  8.15
         March 31, 2000                     $ 8.33          $  6.67
         June 30, 2000                      $ 9.52          $  6.67
         September 30, 2000                 $ 8.33          $  7.50
         December 31, 2000                  $ 8.50          $  6.88

         These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

         The Company paid cash dividends of $0.03 per share in 1995, a 5% stock dividend in 1996, a 10% stock dividend in February 1998, a 10% stock dividend in December 1998, a 5% stock dividend in November 1999 and a 5% stock dividend in October 2000. (The above market information has been restated for the effect of these stock dividends.) Further dividends, if any, will be determined by the Board of Directors based on several factors including the Company"s growth rate, profitability, financial condition and capital requirements.

         As of January 18, 2001, the Company had approximately 1,250 holders of record of common stock. Certain of the Company"s shares are held in "nominee" or "street" name and, accordingly, the exact number of owners of such shares is not known.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                       AT DECEMBER 31,
                                                  ---------------------------------------------------------
                                                    2000        1999        1998        1997        1996
                                                  --------    --------    --------    --------    --------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE FIGURES)
Cash and due from banks ......................    $ 11,389      11,924      16,045       9,046       8,631
Federal funds sold and securities purchased
    under agreements to resell ...............      18,174      12,323      11,654       8,903       3,356
Investment securities ........................      74,962      77,857      69,087      53,183      40,231
Loans, net ...................................     316,964     283,225     208,608     122,555     112,979
Federal Home Loan Bank stock .................       1,228        --          --          --          --
All other assets .............................      32,219      31,273      26,780      11,161       9,617
                                                  --------    --------    --------    --------    --------

    Total assets .............................    $454,936     416,602     332,174     204,848     174,814
                                                  ========    ========    ========    ========    ========

Deposits .....................................     392,054     356,567     286,372     169,101     149,335
Federal Home Loan Bank advances ..............      10,000        --          --          --          --
Other borrowings .............................      14,984      27,417      15,438      20,237      12,047
All other liabilities ........................       2,345       2,284       1,400         969         332
Stockholders' equity .........................      35,553      30,334      28,964      14,541      13,100
                                                  --------    --------    --------    --------    --------

    Total liabilities and stockholders' equity    $454,936     416,602     332,174     204,848     174,814
                                                  ========    ========    ========    ========    ========

                                                                  YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------
                                                    2000        1999        1998        1997        1996
                                                  --------    --------    --------    --------    --------
Total interest income ........................    $ 31,345      26,854      21,018      14,039      10,844
Total interest expense .......................      15,212      12,455       9,602       6,026       4,659
                                                  --------    --------    --------    --------    --------

Net interest income ..........................      16,133      14,399      11,416       8,013       6,185
Provision for loan losses ....................         537         670         440         437         401
                                                  --------    --------    --------    --------    --------

Net interest income after provision
    for loan losses ..........................      15,596      13,729      10,976       7,576       5,784

Noninterest income ...........................       3,534       3,478       2,856       1,987       1,031
Noninterest expenses .........................      13,811      12,773      10,132       7,654       6,324
                                                  --------    --------    --------    --------    --------

Earnings before income taxes .................       5,319       4,434       3,700       1,909         491

Income taxes .................................       1,794       1,364       1,179         654         177
                                                  --------    --------    --------    --------    --------

Net earnings .................................    $  3,525       3,070       2,521       1,255         314
                                                  ========    ========    ========    ========    ========

Earnings per share (1):
    Basic ....................................    $   0.48        0.42        0.35        0.29        0.08
                                                  ========    ========    ========    ========    ========

    Diluted ..................................    $   0.47        0.41        0.34        0.28        0.08
                                                  ========    ========    ========    ========    ========

Without SAIF Assessment**
Net earnings .................................    $  3,525       3,070       2,521       1,255         608
                                                  ========    ========    ========    ========    ========
Earnings per common share - basic (1) ........    $   0.48        0.42        0.35        0.29        0.14
                                                  ========    ========    ========    ========    ========
Earnings per common share - diluted (1) ......    $   0.47        0.41        0.34        0.28        0.13
                                                  ========    ========    ========    ========    ========

** SAIF assessment was paid in 1996
   (1) Restated for 5% stock dividends on September 21, 2000 and on October 21, 1999 and 10% stock dividends on November 19, 1998 and on January 15, 1998.

                                                                     (continued)

                                                                                 AT OR FOR THE
                                                                              YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------
                                                           2000          1999         1998         1997         1996
                                                           ----          ----         ----         ----         ----
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE FIGURES)
FOR THE PERIOD:
Return on average assets........................           0.83%         0.79%        0.84%       0.69%        0.22%
Return on average equity........................          10.84%        10.35%        9.22%       9.18%        2.45%
Average equity to average assets................           7.62%         7.59%        9.15%       7.50%        8.87%
Interest rate spread during the period (2)......           3.52%         3.66%        3.57%       4.02%        4.01%
Net interest margin.............................           4.18%         4.12%        4.25%       4.84%        4.78%
Noninterest expense to average assets...........           3.24%         3.27%        3.39%       4.20%        4.39%
Dividend pay-out ratio..........................            --            --           --          --           --

AT THE END OF THE PERIOD:

Ratio of average interest-earning assets to
    average interest-bearing liabilities........           1.17          1.13         1.19        1.22         1.21
Nonperforming loans, and foreclosed real
    estate as a percentage of total assets......           0.01%         0.80%        0.43%       0.31%        0.46%
Allowance for loan losses as a percentage
    of total loans..............................           1.00%         1.00%        1.15%       1.26%        1.04%
Allowance for loan losses as a percentage
    of nonperforming loans......................        6728.22%        96.15%      219.97%     245.53%      148.19%
Total number of offices.........................             15            12           11            9            8
Full-service banking offices....................             15            12           11            9            8
Total shares outstanding at end of period (1)...      7,422,140     7,356,925    7,324,698    4,459,213    4,437,007
Book value per share (1)........................           4.79          4.12         3.95         3.26         2.95

(1) All per share information is presented to reflect the two stock dividends of 10% declared January 15, 1998 and November 19, 1998 and the 5% stock dividends declared in 1996, on October 21, 1999 and on September 21, 2000.
(2) Difference between weighted-average yield on all interest-earning assets and weighted-average rate on all interest-bearing liabilities.

ITEM 7. MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Gulf West Banks, Inc. (the "Holding Company") is a one-bank holding company and owns 100% of the outstanding stock of Mercantile Bank ("Mercantile"). Mercantile is a State (Florida) chartered commercial bank. Mercantile, through fifteen banking offices, provides a wide range of banking services to individuals and businesses located primarily in Pinellas, Hillsborough and Pasco Counties, Florida. The Holding Company also owns all of the issued and outstanding shares of Mercantile Bank Leasing, Inc. ("MBL"). MBL was engaged in equipment leasing until November 15, 2000 at which time the operations of this Company were discontinued. Currently the Holding Company's only business activity is the operation of Mercantile. Collectively the entities are referred to as "Gulf West".

The principal services offered by Mercantile include commercial and individual checking and savings accounts, money-market accounts, certificates of deposit, most types of loans, including commercial and working capital loans and real estate, home equity and installment loans, as well as financing through letters of credit. Mercantile also provides credit card services through a national credit card issuer and acts as issuing agent for U.S. Savings Bonds, travelers checks and cashiers checks. It offers collection teller services, wire transfer facilities, safe deposit and night depository facilities, telephone banking services, internet banking services and debit cards. The transaction accounts and time certificates are tailored to Mercantile"s principal market area at rates competitive with those offered in Mercantile"s primary service area. In addition, Mercantile offers certain retirement account services, including individual retirement accounts. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. Mercantile offers a wide range of short to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), purchase of equipment and machinery, and Small Business Administration ("SBA") loans. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, and personal investments. Mercantile also originates and holds construction and acquisition loans on residential real estate.

At December 31, 2000, Gulf West had total consolidated assets of $454.9 million, an increase of 9.2% over total assets of $416.6 million at December 31, 1999. During the year ended December 31, 2000, net loans receivable increased $33.7 million or 12%. Gulf West's portfolio of investment securities decreased to $75.0 million as of December 31, 2000 from $77.9 million as of December 31, 1999. Mercantile's deposits increased to $392.1 million as of December 31, 2000 from $356.6 million as of December 31, 1999, a 10% increase. Gulf West had consolidated net earnings of $3,525,000 or $.48 basic earnings per share ($.47 diluted earnings per share) for the year ended December 31, 2000 compared to consolidated net earnings of $3,070,000 or $.42 basic earnings per share (.41 diluted earnings per share) for 1999.

REGULATION AND LEGISLATION

As a state-chartered commercial bank, Mercantile is subject to extensive regulation by the Florida Department of Banking and Finance ("Florida DBF") and the Federal Deposit Insurance Corporation ("FDIC"). Mercantile files reports with the Florida DBF and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida DBF and the FDIC to monitor Mercantile's compliance with the various regulatory requirements. The Holding Company and Mercantile are also subject to regulation and examination by the Federal Reserve Board of Governors. As Florida corporations, Mercantile and Gulfwest are also subject to the Florida Act and the regulation of the Florida Department of State under the authority to administer and implement the Florida Act.

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

ACQUISITION

On January 16, 1998, Gulf West acquired Citizens National Bank and Trust Company, Port Richey, Florida ("Citizens"). The acquisition was accomplished through the merger of Citizens with and into Mercantile. In consideration of the merger, Gulf West issued 2.6 million shares of its common stock (adjusted for subsequent stock dividends) to the shareholders of Citizens. At December 31, 1997, Citizens had total assets of $75.5 million, total loans of $30.7 million and total deposits of $66.4 million. Citizens operated one banking office in Pasco County, Florida. Gulf West accounted for this transaction using the purchase method of accounting.

CREDIT RISK

Gulf West's primary business is making commercial real estate and business loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond the control of Gulf West. While management has instituted underwriting guidelines and credit review procedures to protect Gulf West from avoidable credit losses, some losses will inevitably occur.

The following table sets forth certain information regarding nonaccrual loans and foreclosed real estate, including the ratio of such loans and foreclosed real estate to total assets as of the dates indicated.

                                                                                                    AT DECEMBER 31,
                                                                                   ----------------------------------------------
                                                                                     2000      1999      1998      1997      1996
                                                                                    -----     -----     -----     -----     -----
                                                                                               (DOLLARS IN THOUSANDS)
Nonperforming (nonaccrual) loans:
   Residential real estate loans ...............................................    $--          98        84        51        91
   Commercial real estate ......................................................     --       2,625       653       488       628
   Commercial loans ............................................................       42       240       343        83        41
   Consumer loans and other ....................................................        5      --          28        15        39
                                                                                    -----     -----     -----     -----     -----

       Total nonperforming (nonaccrual) loans ..................................       47     2,963     1,108       637       799
                                                                                    -----     -----     -----     -----     -----

       Total nonperforming loans to total assets ...............................      .01%      .71%      .33%      .31%      .46%
                                                                                    =====     =====     =====     =====     =====

Foreclosed real estate:

   Real estate acquired by foreclosure or deed
     in lieu of foreclosure ....................................................     --         353       309      --        --
                                                                                    -----     -----     -----     -----     -----

       Total nonperforming loans and foreclosed real estate ....................    $  47     3,316     1,417       637       799
                                                                                    =====     =====     =====     =====     =====

       Total nonperforming and foreclosed real estate
          to total assets ......................................................      .01%      .80%      .43%      .31%      .46%
                                                                                    =====     =====     =====     =====     =====

          Interest income that would have been recorded under the original terms of nonaccrual loans and the interest income actually recognized are summarized below:

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                    ---------------------------------------------
                                                                                     2000      1999      1998      1997      1996
                                                                                    -----     -----     -----     -----     -----
                                                                                                   (IN THOUSANDS)

   Interest income that would have been recognized .............................    $   7       259       108        71        82
   Interest income recognized ..................................................        4       216        63        51        66
                                                                                    -----     -----     -----     -----     -----

                                                                                    $   3        43        45        20        16
                                                                                    =====     =====     =====     =====     =====

The following table sets forth information with respect to activity in Gulf West's allowance for loan losses for the periods indicated:

                                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------------------------
                                                                 2000           1999           1998           1997           1996
                                                              ---------      ---------      ---------      ---------      ---------
                                                                                      (DOLLARS IN THOUSANDS)
Average loans outstanding, net ...........................    $ 296,544        264,010        174,476        116,148         87,000
                                                              =========      =========      =========      =========      =========

Allowance at beginning of year ...........................        2,849          2,436          1,564          1,184            830
                                                              ---------      ---------      ---------      ---------      ---------
Charge-offs:
   Commercial loans ......................................         (168)          (251)           (92)           (36)          --
   Consumer loans ........................................          (58)           (36)           (91)           (60)           (54)
   Residential ...........................................         --               (8)          --             --             --
                                                              ---------      ---------      ---------      ---------      ---------

     Total loans charged-off .............................         (226)          (295)          (183)           (96)           (54)
                                                              ---------      ---------      ---------      ---------      ---------

Recoveries ...............................................           35             38             87             39              7
                                                              ---------      ---------      ---------      ---------      ---------

     Net charge-offs .....................................         (191)          (257)           (96)           (57)           (47)
                                                              ---------      ---------      ---------      ---------      ---------

   Provision from acquisition of Citizens National Bank

     and Trust ...........................................         --             --              528           --             --
                                                              ---------      ---------      ---------      ---------      ---------

   Provision for loan losses charged to operating expenses          537            670            440            437            401
                                                              ---------      ---------      ---------      ---------      ---------

   Allowance at end of year ..............................    $   3,195          2,849          2,436          1,564          1,184
                                                              =========      =========      =========      =========      =========

   Ratio of net charge-offs to average loans outstanding .        .0644          .0973          .0550          .0491          .0540
                                                              =========      =========      =========      =========      =========

   Allowance as a percent of total loans .................         1.00%          1.00%          1.15%          1.26%          1.04%
                                                              =========      =========      =========      =========      =========

   Total loans at end of year ............................    $ 320,147        286,109        211,114        124,291        114,065
                                                              =========      =========      =========      =========      =========

The following table presents information regarding Gulf West's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans:

                                                                    AT DECEMBER 31,
                       ------------------------------------------------------------------------------------------------------
                              2000                 1999                 1998                 1997                 1996
                       --------------------  -------------------  --------------------  ------------------- -----------------
                                   % OF                 % OF                  % OF                  % OF               % OF
                                  LOANS IN             LOANS IN              LOANS IN             LOANS IN            LOANS IN
                                    EACH                 EACH                   EACH                 EACH               EACH
                         AMOUNT   CATEGORY   AMOUNT    CATEGORY   AMOUNT     CATEGORY   AMOUNT    CATEGORY   AMOUNT   CATEGORY
                           OF     TO TOTAL     OF      TO TOTAL     OF       TO TOTAL    OF       TO TOTAL     OF     TO TOTAL
                       ALLOWANCE    LOANS   ALLOWANCE    LOANS   ALLOWANCE     LOANS   ALLOWANCE    LOANS  ALLOWANCE    LOANS
                       ---------  --------  ---------   -------- ---------    -------- ---------  -------- ---------  -------
                                                             (DOLLARS IN THOUSANDS)

Commercial loans ..      $  857      15.3%   $  714      13.9%   $  541         14.3%   $  328      15.9%   $  179      15.9%
Commercial real
  estate loans ....       2,073      70.5     1,864      70.7     1,616         59.3       985      58.2       782      55.4
Residential real

  estate loans ....          98      10.6       114      11.2       140         20.6        63      15.3        67      19.4
Consumer loans ....         167       3.6       157       4.2       139          5.8       188      10.6       156       9.3
                         ------     ------   ------     -----    ------        -----    ------     -----    ------     -----

  Total allowance
        for loan
        losses ....      $3,195     100.0%   $2,849     100.0%   $2,436        100.0%   $1,564     100.0%   $1,184     100.0%
                         ======    =====     ======     =====    ======        =====    ======     =====    ======     =====

LIQUIDITY AND CAPITAL RESOURCES

A Florida chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on deposit with other correspondent banks and other investments and short-term marketable securities as determined by the rules of the Florida DBF, such as federal funds sold and United States securities or securities guaranteed by the United States or agencies thereof. As of December 31, 2000 and December 31, 1999, Mercantile had liquidity of approximately $84.4 million and $67.5 million, or approximately 22.0% and 19.4% of total deposits (net of secured deposits), respectively.

During the year ended December 31, 2000, Gulf West's primary sources of funds consisted of principal payments on loans and investment securities, proceeds from sales and maturities of securities available for sale and net increases in deposits, and proceeds from Federal Home Loan Bank advances. Gulf West used its capital resources principally to purchase investment securities, fund existing and continuing loan commitments and to reduce other borrowings. At December 31, 2000, Gulf West had commitments to originate loans totaling $9.6 million. Scheduled maturities of certificates of deposit during the 12 months following December 31, 2000 totaled $153 million. Management believes Gulf West has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within the next twelve months and, if so desired, that it can adjust the rates on certificates of deposit to retain deposits in a changing interest-rate environment.

The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio (dollars in thousands):

                                            AFTER ONE YEAR     AFTER FIVE YEARS
                        ONE YEAR OR LESS     TO FIVE YEARS        TO TEN YEARS     AFTER TEN YEARS         TOTAL
                       -------------------  ----------------   ----------------  -----------------   -------------------
                         CARRYING  AVERAGE  CARRYING AVERAGE   CARRYING AVERAGE  CARRYING  AVERAGE   CARRYING   AVERAGE
                           VALUE    YIELD    VALUE    YIELD      VALUE    YIELD    VALUE    YIELD     VALUE      YIELD
AT DECEMBER 31, 2000:
   U.S. Treasury
     securities........   $5,002    5.64%    $   --     --%     $   --      --%   $   --      --%    $ 5,002      5.64%
   U.S. agency
     obligations.......       --      --      4,987   6.04       1,962    6.71        --      --       6,949      6.23
   Corporate and other
     obligations.......      140    5.75        595   8.07       4,611    8.35     8,316    8.90      13,662      8.65
                          ------             ------             ------            ------             -------

                          $5,142    5.64%    $5,582   6.26%     $6,573    7.86%   $8,316    8.90%    $25,613      7.41%
                          ======    ====     ======   ====      ======    ====    ======    ====     =======      ====
   Mortgage-backed
     securities..................................................................................     49,349      6.61%
                                                                                                     -------

   Total.........................................................................................    $74,962      6.90%
                                                                                                     =======      ====


AT DECEMBER 31, 1999:
   U.S. Treasury
     securities........   $1,002    6.31%   $ 4,975   5.64%    $    --      --%   $   --      --%    $ 5,977      5.76%
   U.S. agency
     obligations.......       --      --      4,840   6.04       6,835    5.99        --      --      11,675      6.01
   Corporate and other
     obligations.......      425    4.83        726   7.51       3,897    8.47       250    8.02       5,298      8.03
                          ------    ----    -------            -------            -------            -------

                          $1,427    5.88%   $10,541   5.95%    $10,732    6.86%   $  250    8.02%    $22,950      6.41%
                          ======    ====    =======   ====     =======    ====    ======    ====     =======      ====

   Mortgage-backed
     securities..................................................................................     54,907      6.41%
                                                                                                     -------

   Total.........................................................................................    $77,857      6.41%
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

     Quantitative measures established by regulation to ensure capital adequacy require Gulf West and Mercantile to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that Gulf West and Mercantile met all capital adequacy requirements to which they are subject.

     As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized as well capitalized, institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Mercantile's category. Gulf West's and Mercantile's actual capital amounts and percentages as of December 31, 2000 and 1999 are also presented in the table.

                                                                                                 MINIMUM TO BE WELL
                                                                                                  CAPITALIZED UNDER
                                                                        MINIMUM CAPITAL           PROMPT CORRECTIVE
                                                        ACTUAL            REQUIREMENT             ACTION PROVISIONS
                                                  ----------------    -------------------      -----------------------
                                                   AMOUNT    RATIO     AMOUNT       RATIO        AMOUNT          RATIO
                                                  --------   -----    --------      -----      --------         ------
     DECEMBER 31, 2000:
         Total capital to Risk-Weighted Assets:
              Gulf West......................     $ 37,517    10.9%   $ 27,462       8.0%           N/A           N/A
              Mercantile.....................       35,474    10.3      27,435       8.0       $ 34,294          10.0%

         Tier I Capital to Risk Weighted Assets:
              Gulf West......................       34,322    10.0      13,731       4.0            N/A           N/A
              Mercantile.....................       32,279     9.4      13,718       4.0         20,576           6.0

         Tier I Capital to Average Assets:
              Gulf West......................       34,322     7.8      17,583       4.0            N/A           N/A
              Mercantile.....................       32,279     7.4      17,538       4.0         21,923           5.0

     AS OF DECEMBER 31, 1999:
         Total capital to Risk-Weighted Assets:
              Gulf West......................     $ 33,090    11.1      23,957       8.0%           N/A           N/A
              Mercantile.....................       32,098    10.7      24,021       8.0         30,026          10.0

         Tier I Capital to Risk Weighted Assets:
              Gulf West......................       30,241    10.1      12,217       4.0            N/A           N/A
              Mercantile.....................       29,249     9.7      12,012       4.0         18,018           6.0

         Tier I Capital to Average Assets:
              Gulf West......................       30,241     7.4      16,324       4.0            N/A           N/A
              Mercantile.....................       29,249     7.2      16,295       4.0         20,369           5.0

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Gulf West"s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 10 of Notes to Consolidated Financial Statements.

Gulf West"s primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on Gulf West"s net interest income and capital, while adjusting Gulf West"s asset-liability structure to obtain the maximum yield-cost spread on that structure. Gulf West relies primarily on its asset-liability structure to control interest-rate risk. However, a sudden and substantial increase in interest rates may adversely impact Gulf West"s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Gulf West does not engage in trading activities.

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

Gulf West also maintains a portfolio of liquid assets (cash and assets maturing or repricing in one year or less) in order to reduce its vulnerability to shifts in market rates of interest. At December 31, 2000, 9% of Gulf West"s total assets consisted of cash and short-term U.S. Government and agency securities maturing in one year or less. Furthermore, as of such date, Gulf West's liquidity ratio was 22.2%.

Gulf West also seeks to maintain a large stable core deposit base by providing quality service to its customers without significantly increasing its cost of funds or operating expenses. The success of Gulf West"s core deposit strategy is demonstrated by the stability and growth of its demand accounts, money-market deposit accounts, savings accounts and NOW accounts, which totaled $223.2 million, representing 57% of total deposits at December 31, 2000. Management anticipates that these accounts will increase and in the future comprise a significant portion of its deposit base.

As of December 31, 2000, Gulf West's one-year negative interest-rate sensitivity gap in dollars was $127.4 million. Although management believes that the implementation of the foregoing strategies has reduced the potential adverse effects of changes in interest rates on Gulf West"s results of operations, any substantial and prolonged increase in market rates of interest could have an adverse impact on Gulf West"s results of operations. As discussed above, on a quarterly basis management performs an income simulation analysis to measure the volatility of Gulf West"s projected net interest income when subjected to 200 basis point interest rate shocks. As a result of this simulation analysis, management believes that its present gap position is appropriate for the current interest rate environment and that a negative gap will continue in the one year time period.

The following table sets forth certain information relating to Gulf West's interest-earning assets and interest-bearing liabilities at December 31, 2000 that are estimated to mature or are scheduled to reprice within the period shown. Since assets and liabilities within each interest-sensitive period may not reprice by the same amount or at the same time, the following table may not be reflective of changes in net interest income which would result from changes in the general level of interest rates.

                                                  MORE
                                                  THAN          MORE
                                                  THREE        THAN SIX         MORE          MORE
                                                  MONTHS        MONTHS        THAN ONE      THAN FIVE
                                    THREE         TO SIX        TO ONE         YEAR TO       YEARS AND
                                    MONTHS        MONTHS         YEAR         FIVE YEARS   INSENSITIVE      TOTAL
                                   -------       -------       --------       ----------   ------------   ---------
                                                                   ($ IN THOUSANDS)
Loans (1),(2):
  Adjustable rate............... $  53,935         6,178          9,052         122,744         2,551       194,460
  Fixed rate ...................       600         9,971          1,356           9,229        44,387        65,543
  Consumer and other loans......    29,334           925          1,752          22,613         2,337       56,961
                                   -------       -------       --------         -------       -------      --------

     Total loans................    83,869        17,074         12,160         154,586        49,275       316,964

FHLB stock   ...................      --            --             --              --           1,228         1,228
Investments (3),(4).............    19,584         2,997          1,029          17,139        52,387       93,136
                                   -------        ------        -------         -------       -------      --------

     Total rate-sensitive assets   103,453        20,071         13,189         171,725       102,890      411,328
                                   -------        ------        -------         -------       -------      --------

Deposit accounts (5):
  Savings and NOW...............    25,578          --             --              --          53,727        79,305
  Money market..................    65,631          --             --              --           3,698        69,329
  Time deposits.................    50,563        34,988         67,415          15,837            71      168,874
                                   -------        ------        -------         -------       -------      --------

Total interest-bearing deposit
  accounts......................   141,772        34,988         67,415          15,837        57,496       317,508

Other borrowings................    14,984         5,000         --               5,000          --         24,984
                                   -------       -------        -------         -------       -------      --------

     Total rate-sensitive

         liabilities............   156,756        39,988         67,415          20,837        57,496      342,492
                                   -------        ------        -------         -------       -------      --------

Gap (repricing differences)..... $ (53,303)      (19,917)       (54,226)        150,888        45,394       68,836
                                   =======        ======        =======         =======       =======      ========

Cumulative GAP.................. $ (53,303)      (73,220)      (127,446)         23,442       68,836
                                   =======        ======        =======         =======       =======

Cumulative GAP/total assets.....    (11.72)%      (16.09)%      (28.01)%           5.15%        15.13%
                                   =======        ======        ======          =======       =======

-------------------------

  (1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their contractual maturities.
  (2)    Includes nonaccrual loans.
  (3) Investments are scheduled according to their respective repricing and maturity dates adjusted for management assumptions regarding prepayments on mortgage-backed securities and callable securities.
  (4) Includes federal funds sold and securities purchased under agreement to resell.
  (5) The savings and NOW accounts repricing volumes are based on management"s assumptions of the sensitivity of these accounts to changes in market interest rates. Time accounts are scheduled according to their respective maturity dates.

The following table reflects the contractual principal repayments by period of Gulf West's loan portfolio at December 31, 2000.

                                      RESIDENTIAL
          YEARS ENDING   COMMERCIAL     MORTGAGE      CONSUMER
          DECEMBER 31,     LOANS         LOANS          LOANS        TOTAL
          ------------   ----------   -----------     --------     --------
                                     (IN THOUSANDS)

         2001 ........   $ 45,435         1,904         3,531        50,870
         2002 ........     23,476         1,639         2,624        27,739
         2003-2004 ...     27,287         3,052         3,344        33,683
         2005-2006....     28,332         3,605           864        32,801
         2007-2014....    112,490        10,024             8       122,522
         Thereafter...     37,832        13,614         1,086        52,532
                         --------      --------      --------      --------

              Total      $274,852        33,838        11,457       320,147
                         ========      ========      ========      ========

Of the $269,278 of loans due after 2001, 27% of such loans have fixed rates of interest and 73% have adjustable rates.

The following table displays loan originations by type of loan and principal reductions during the periods indicated:

                                                                             YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------
                                                              2000        1999        1998         1997         1996
                                                              ----        ----        ----         ----         ----
                                                                                 (IN THOUSANDS)
  Originations and purchases:
        Commercial loans............................... $   32,644     25,799       23,066        12,102      12,543
        Commercial real estate loans...................     63,515    107,828       71,624        31,329      49,234
        Residential real estate........................      8,399     15,410       16,085         4,197       3,125
        Consumer loans.................................      8,996      8,271       11,046        11,692       9,689
                                                          --------  ---------      -------        ------      ------

           Total loans originated and purchased........    113,554    157,308      121,821        59,320      74,591

  Loans acquired with purchase of Citizens.............       --         --         30,744          --           --
  (Increase) in available lines of credit..............    (16,212)    (4,053)     (12,374)       (2,913)       (858)
  Principal reductions.................................    (63,304)   (78,260)     (53,368)      (46,181)    (34,322)
                                                           -------    -------      -------        ------      ------

           Increase in gross loans....................   $  34,038     74,995       86,823        10,226      39,411
                                                           =======    =======      =======        ======      ======

The following table sets forth information concerning Gulf West's loan portfolio by type of loan at the dates indicated.

                                                                     AT DECEMBER 31,
                            ----------------------------------------------------------------------------------------------
                                  2000                 1999              1998               1997               1996
                            ----------------     --------------   -----------------   ----------------  ------------------
                                       % OF               % OF               % OF                % OF              % OF
                              AMOUNT   TOTAL     AMOUNT   TOTAL    AMOUNT    TOTAL    AMOUNT     TOTAL    AMOUNT   TOTAL
                            ----------------     --------------  ------------------   ----------------  ----------------
                                                               (DOLLARS IN THOUSANDS)

   Commercial...........    $ 49,027    15.3%  $ 39,612   13.9%  $ 30,102     14.3%  $ 19,752    15.9%  $ 18,169    15.9%
   Commercial
     real estate........     225,825    70.5    202,263   70.7    125,089     59.3     72,396    58.2     63,207    55.4
   Residential
     real estate........      33,838    10.6     32,125   11.2     43,427     20.6     18,966    15.3     22,095    19.4
   Consumer.....              11,457     3.6     12,109    4.2     12,496      5.8     13,177    10.6    10,594      9.3
                             -------    -----  ---------  -------- -------  ------    -------    -----   ------    -----

       Total loans......     320,147   100.0%   286,109  100.0%   211,114    100.0%   124,291   100.0%   114,065   100.0%
                                       =====             =====               =====              =====              =====

   Less:
     Deferred loan fees
       premiums and
       discounts........          12                (35)              (70)               (172)              (221)
     Allowance for
       loan losses......      (3,195)            (2,849)           (2,436)             (1,564)            (1,184)
                            --------           --------           -------            --------            -------

       Loans, net.......   $ 316,964          $ 283,225         $ 208,608           $ 122,555          $ 112,660
                             =======            =======           =======             =======            =======

The following table shows the distribution of, and certain other information relating to, deposit accounts by type:

                                                                                        AT DECEMBER 31,
                                                                        ----------------------------------------------
                                                                               2000                       1999
                                                                        --------------------      --------------------
                                                                          % OF                      % OF
                                                                          AMOUNT     DEPOSIT         AMOUNT    DEPOSIT
                                                                        ---------    -------      ---------    -------
                                                                                    (DOLLARS IN THOUSANDS)
Noninterest-bearing demand deposits...............................      $  74,546      19.0%      $  55,410      15.5%
Savings and NOW deposits..........................................         79,305      20.2          85,111      23.9
Money-market deposits.............................................         69,329      17.7          37,828      10.7
Time deposits.....................................................        168,874      43.1         178,218      49.9
                                                                         --------    ------         -------    ------

Total deposits....................................................      $ 392,054     100.0%      $ 356,567     100.0%
                                                                          =======     =====         =======     =====

Jumbo certificates ($100,000 and over) mature as follows:


                                                                                                      AT DECEMBER 31,
                                                                                                      --------------
                                                                                                          2000
                                                                                                      --------------
                                                                                                       (IN THOUSANDS)
 Due three months or less............................................................................... $  17,053
 Due over three months to six months....................................................................    12,186
 Due over six months to one year........................................................................    22,508
 Due over one year......................................................................................     2,747
                                                                                                         ---------

                                                                                                         $  54,494
                                                                                                         =========

The scheduled maturities of time deposits are as follows:

                                                                                                      AT DECEMBER 31,
                                                                                                      --------------
                                                                                                          2000
                                                                                                      --------------
                                                                                                       (IN THOUSANDS)
   Due in one year or less.............................................................................  $ 152,966
   Due in more than one but less than three years......................................................     13,857
   Due in more than three but less than five years.....................................................      1,980
   Due in over five years..............................................................................         71
                                                                                                        ----------

                                                                                                         $ 168,874
                                                                                                         =========

The following table sets forth the net deposit flows of Gulf West during the periods indicated (in thousands):

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------
                                                                                  2000            1999         1998
                                                                                --------         ------      -------
     Net increase before interest credited...................................   $ 22,098         58,857       42,120
     Deposits assumed with Citizens acquisition..............................         --             --       66,388
     Net credited............................................................     13,389         11,338        8,763
                                                                                --------         ------     --------

          Net deposit increase...............................................   $ 35,487         70,195      117,271
                                                                                ========         ======      =======

The following table shows the average amount of and the average rate paid on each of the following interest-bearing deposit account categories during the periods indicated:

                                                        2000                     1999                    1998
                                               --------------------     --------------------    ---------------------
                                                 AVERAGE    AVERAGE        AVERAGE   AVERAGE      AVERAGE    AVERAGE
                                                 BALANCE      YIELD        BALANCE     YIELD      BALANCE      YIELD
                                               ---------    -------     ----------   -------    ---------    -------
                                                                    (DOLLARS IN THOUSANDS)
Savings and NOW deposits...................    $  82,856       1.82%    $   86,707     1.94%    $  75,140      2.72%
Money market deposits......................       52,245       4.89         33,243     3.46        19,938      2.99
Time deposits   ...........................      169,003       5.61        168,151     5.12       116,567      5.33
                                               ---------       ----      ---------     ----     ---------      ----

     Total interest-bearing deposits.......    $ 304,104       4.47%     $ 288,101     3.97%    $ 211,645      4.18%
                                               =========       ====      =========     ====     =========      ====

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

                                                                               YEAR ENDED DECEMBER 31,
                                                      2000                             1999                       1998
                                          -----------------------------   ---------------------------   ---------------------------
                                                      INTEREST  AVERAGE             INTEREST  AVERAGE            INTEREST   AVERAGE
                                            AVERAGE     AND     YIELD/     AVERAGE     AND     YIELD/  AVERAGE     AND       YIELD/
                                            BALANCE   DIVIDENDS  RATE      BALANCE  DIVIDENDS  RATE    BALANCE   DIVIDENDS    RATE
                                          ---------   --------- -------   --------- --------- ------   -------   ---------  ------
                                                                                (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans (1)............................  $ 296,544    25,525    8.61%    $ 264,010    21,813   8.26%  $ 174,476   15,395     8.82%
   Securities...........................     76,113     4,978    6.54%       74,693     4,522   6.05%     79,462    4,818     6.06%
   Other interest-earning
       assets (2).......................     13,314       842    6.32%       10,570       519   4.91%     14,964      805     5.38%
                                           --------   -------               -------  --------            -------  -------
       Total interest-earning
         assets.........................    385,971    31,345    8.12%      349,273    26,854   7.69%    268,902   21,018     7.82%
                                                       ------                          ------                      ------
Noninterest-earning assets (3)..........     40,861                          41,601                       29,967
                                           --------                        --------                      -------

       Total assets.....................  $ 426,832                       $ 390,874                    $ 298,869
                                            =======                         =======                      =======
Interest-bearing liabilities:
   Savings and NOW deposits.............     82,856     1,511    1.82%       86,707     1,685   1.94%     75,140    2,042     2.72%
   Money-market deposits................     52,245     2,554    4.89%       33,243     1,149   3.46%     19,938      596     2.99%
   Time deposits........................    169,003     9,487    5.61%      168,151     8,607   5.12%    116,567    6,212     5.33%
   Other borrowings.....................     26,880     1,660    6.18%       21,042     1,014   4.82%     14,113      752     5.33%
                                            -------   -------              --------   -------            -------  -------

         Total interest-bearing
           liabilities..................    330,984    15,212    4.60%      309,143    12,455   4.03%    225,758    9,602     4.25%
                                                       ------                          ------                      ------
Demand deposits.........................     61,596                          51,035                       44,135
Noninterest-bearing liabilities.........      1,732                           1,046                        1,632
Stockholders' equity....................     32,520                          29,650                       27,344
                                           --------                        --------                      -------
         Total liabilities and
           stockholders' equity.........  $ 426,832                       $ 390,874                    $ 298,869
                                            =======                         =======                      =======

Net interest income.....................             $ 16,133                        $ 14,399                    $ 11,416
                                                       ======                          ======                      ======
Interest-rate spread (4)................                         3.52%                          3.66%                         3.57%
                                                                 ====                           ====                          ====

Net interest margin (5).................                         4.18%                          4.12%                         4.25%
                                                                 ====                           ====                          ====
Ratio of average interest-earning assets
   to average interest-bearing
   liabilities..........................       1.17                            1.13                         1.19
                                               ====                            ====                         ====

------------------
(1)  Includes nonaccrual loans.
(2) Includes federal funds sold, securities purchased under agreements to resell, money-market accounts and FHLB stock. (3) Includes bank owned life insurance which is not considered an interest-earning asset.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin is net interest income divided by average interest-earning assets.

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

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                           2000 VS. 1999
                                                                                 ------------------------------------
                                                                                      INCREASE (DECREASE) DUE TO
                                                                                 ------------------------------------
                                                                                                      RATE/
                                                                                  RATE    VOLUME     VOLUME     TOTAL
                                                                                  ----    ------     ------     -----
                                                                                      (In thousands)
Interest earning assets:
    Loans....................................................................  $   912      2,688       112     3,712
    Securities...............................................................      363         86         7       456
    Other interest-earning assets............................................      149        135        39       323
                                                                                ------     ------       ---   -------

      Total..................................................................    1,424      2,909       158    4,491
                                                                                 -----      -----       ---    ------
Interest-bearing liabilities:
    Deposits:
      Savings and NOW deposits...............................................     (104)       (75)        5      (174)
      Money market deposits..................................................      476        657       272     1,405
      Time deposits..........................................................      832         44         4       880
      Other borrowings.......................................................      286        281        79       646
                                                                                ------     ------       ---    ------

      Total..................................................................    1,490        907       360    2,757
                                                                                 -----      -----       ---    ------

Net change in net interest income............................................ $    (66)     2,002      (202)   1,734
                                                                                ======      =====      ====    ======
                                                                                        YEAR ENDED DECEMBER 31,
                                                                                              1999 VS. 1998
                                                                                --------------------------------------
                                                                                       INCREASE (DECREASE) DUE TO
                                                                                --------------------------------------
                                                                                                      RATE/
                                                                                  RATE    VOLUME     VOLUME     TOTAL
                                                                                  ----    ------     ------     -----
                                                                                           (In thousands)
Interest earning assets:
    Loans....................................................................  $  (977)     7,896      (501)    6,418
    Securities...............................................................       (8)      (289)       --      (297)
    Other interest-earning assets............................................      (70)      (236)       21      (285)
                                                                               -------      -----     -----    ------

      Total..................................................................   (1,055)     7,371      (480)    5,836
                                                                               -------      -----     -----    ------
Interest-bearing liabilities:
    Deposits:
      Savings and NOW deposits...............................................     (586)       315       (90)     (361)
      Money market deposits..................................................       94        398        63       555
      Time deposits..........................................................     (245)     2,749      (107)    2,397
      Other borrowings.......................................................      (72)       369       (35)      262
                                                                               -------     ------     -----   -------

      Total..................................................................     (809)     3,831      (169)    2,853
                                                                               -------     ------     -----   -------

Net change in net interest income............................................  $  (246)     3,540      (311)    2,983
                                                                               =======      =====     =====   =======

              COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

GENERAL

Net earnings for the year ended December 31, 2000 were $3,525,000 or $.48 per basic share ($.47 per diluted share) compared to net earnings of $3,070,000 or $.42 per basic share ($.41 per diluted share) for the year ended December 31, 1999. This increase in Gulf West's net earnings was primarily due to an increase in net interest income partially offset by increases in noninterest expenses and income taxes, all of which resulted from the continued growth of the Company.

INTEREST INCOME AND EXPENSE

Interest income increased from $26.9 million for the year ended December 31, 1999 to $31.3 million for the year ended December 31, 2000. Interest income on loans increased $3.7 million due to an increase in the average loan portfolio balance from $264.0 million for the year ended December 31, 1999 to $296.5 million for the year ended December 31, 2000, and by an increase in the weighted-average yield earned on the portfolio from 8.26% to 8.61%. Interest on investment securities increased $456,000 due to an increase in the average investment securities portfolio to $76.1 million in 2000 from $74.7 million in 1999 and an increase in the average yield in 2000. Interest on other interest-earning assets increased $323,000 due to a increase in average other interest-earning assets from $10.6 million in 1999 to $13.3 million in 2000 and an increase in the average yield from 4.91% to 6.32%.

Interest expense increased to $15.2 million for the year ended December 31, 2000 from $12.5 million for the year ended December 31, 1999. Interest expense on deposit accounts increased primarily due to an increase in average interest-bearing deposit balances from $288.1 million during the year ended December 31, 1999 to $304.1 million for 2000. Interest expense on other borrowings increased $646,000 primarily due to an increase in average borrowings from $21.0 million in 1999 to $26.9 million in 2000 and an increase in average rates. The average cost of all interest-bearing liabilities increased from 4.03% for the year ended December 31, 1999 to 4.60% for the year ended December 31, 2000.

PROVISION FOR LOAN LOSSES

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by Gulf West, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to Gulf West"s market areas, and other factors related to the collectability of Gulf West"s loan portfolio. The provision decreased from $670,000 for the year ended December 31, 1999 to $537,000 for the year ended December 31, 2000. Management believes that the allowance for loan losses of $3.2 million is adequate at December 31, 2000.

NONINTEREST INCOME

Total noninterest income remained about the same at $3.5 million for the year ended December 31, 2000 and 1999. Increases in service fees on deposits, other fees, other income and gain on sale of securities were offset by a decrease in leasing fees from MBL.

NONINTEREST EXPENSES

Total noninterest expenses increased $1.0 million to $13.8 million for the year ended December 31, 2000 from $12.8 million for the year ended December 31, 1999, primarily due to increases in salaries, employee benefits and occupancy expense relating to additional banking offices opened in 1999 and 2000, partially offset by a decrease in data processing outsourcing expense.

              COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

GENERAL

Net earnings for the year ended December 31, 1999 were $3,070,000 or $.42 per basic share ($.41 per diluted share) compared to net earnings of $2,521,000 or $.35 per basic share ($.34 per diluted share) for the year ended December 31, 1998. This increase in Gulf West's net earnings was primarily due to an increase in net interest income and noninterest income partially offset by increases in noninterest expenses and income taxes.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by Gulf West, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to Gulf West"s market areas, and other factors related to the collectability of Gulf West"s loan portfolio. The provision increased from $440,000 for the year ended December 31, 1998 to $670,000 for the year ended December 31, 1999. Management believes that the allowance for loan losses of $2,849,000 is adequate at December 31, 1999.

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

                         FUTURE ACCOUNTING REQUIREMENTS

Financial Accounting Standards 133 - ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES (as amended) requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Gulf West will be required to adopt this Statement effective January 1, 2001. Management does not anticipate that this Statement will have a material impact on Gulf West.

                           SELECTED QUARTERLY RESULTS

Selected quarterly results of operations for the four quarters ended December 31 are as follows (in thousands, except share amounts):

                                                  2000                                        1999
                               -------------------------------------------------------------------------------------
                                FOURTH    THIRD      SECOND      FIRST        FOURTH     THIRD      SECOND   FIRST
                               QUARTER    QUARTER    QUARTER    QUARTER      QUARTER    QUARTER    QUARTER   QUARTER
                               -------    -------    -------    -------      -------    -------    -------   -------
Interest income............    $ 8,265      7,926      7,676      7,478        7,256      6,970      6,625     6,003
Interest expense...........      4,226      3,929      3,549      3,508        3,423      3,219      2,998     2,815
Net interest income........      4,039      3,997      4,127      3,970        3,833      3,751      3,627     3,188
Provision for loan
   losses..................        210         47         57        223           91        225         98       256
Earnings before
   income taxes............      1,244      1,377      1,538      1,160        1,355      1,057      1,260       762
Net earnings...............        824        914      1,010        777          912        737        868       553
Basic earnings per
   common share (1)........        .11        .12        .14        .11          .12        .10        .12       .08
Diluted earnings per
   common share (1)........        .11        .12        .14        .10          .12        .10        .12       .07
Cash dividends declared
   per common share........       -          -          -          -            -          -          -        -
Market price range (1):
   High....................       8.50       8.33       9.52       8.33         9.27       9.07       7.93      8.39
   Low.................6.88       7.50       6.67       6.67       8.15         7.49       7.26       7.26


----------
(1) All per share information is presented to reflect all stock dividends and stock splits including the 5% stock dividends declared October 21, 1999 and September 21, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The information required by this Item is incorporated herein by reference to the information set forth under the following captions contained in this Form 10-K:


     (i) "MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risk;"

     (ii) "MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Asset-Liability Structure;" and

     (iii) Note 10 to "CONSOLIDATED FINANCIAL STATEMENTS OF GULF WEST BANKS, INC. AND SUBSIDIARIES."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                     DECEMBER 31,
                                                                                              -------------------------
                                                                                                 2000           1999
                                                                                              ---------       ---------
    ASSETS

Cash and due from banks.....................................................................  $  11,389         11,924
Federal funds sold and securities purchased under agreements to resell......................     18,174         12,323
                                                                                                -------        -------

         Total cash and cash equivalents....................................................     29,563         24,247

Securities available for sale...............................................................     74,962         77,857
Loans receivable, net of allowance for loan losses of $3,195 and $2,849.....................    316,964        283,225
Federal Home Loan Bank stock................................................................      1,228             --
Premises and equipment, net.................................................................     12,920         11,903
Cash surrender value of bank owned life insurance...........................................     13,388         12,857
Accrued interest receivable.................................................................      2,419          2,069
Deferred tax asset..........................................................................      1,130          1,639
Goodwill, net...............................................................................      1,362          1,547
Foreclosed real estate, net.................................................................      -                353
Other assets................................................................................      1,000            905
                                                                                                -------        -------

         Total..............................................................................  $ 454,936        416,602
                                                                                                =======        =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Noninterest-bearing demand deposits......................................................     74,546         55,410
   Savings, NOW deposits and money-market deposits..........................................    148,634        122,939
   Time deposits............................................................................    168,874        178,218
                                                                                                -------        -------

         Total deposits.....................................................................    392,054        356,567

   Federal Home Loan Bank advances..........................................................     10,000             --
   Other borrowings.........................................................................     14,984         27,417
   Other liabilities........................................................................      2,345          2,284
                                                                                                -------        -------

         Total liabilities..................................................................    419,383        386,268
                                                                                                -------        -------

Commitments and contingencies (Notes 4, 10 and 15)

Stockholders' equity:
   Class A preferred stock, $5 par value, authorized
      1,000,000 shares, none issued or outstanding..........................................         --             --
   Common stock, $1 par value; 25,000,000 shares
      authorized, 7,422,140 and 7,006,595 issued and outstanding............................      7,422          7,007
   Additional paid-in capital...............................................................     27,070         24,206
   Retained earnings........................................................................      1,194            583
   Accumulated other comprehensive income (loss)............................................       (133)        (1,462)
                                                                                               --------      ---------

         Total stockholders' equity.........................................................     35,553         30,334
                                                                                                -------       --------

         Total..............................................................................  $ 454,936        416,602
                                                                                                =======        =======

See accompanying Notes to Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------
                                                                                  2000          1999          1998
                                                                                --------      ---------     --------
Interest income:
     Loans receivable........................................................   $ 25,525         21,813       15,395
     Securities available for sale...........................................      4,978          4,522        4,818
     Other interest-earning assets...........................................        842            519          805
                                                                                --------       --------     --------

          Total interest income..............................................     31,345         26,854       21,018
                                                                                --------       --------     --------

Interest expense:
     Deposits................................................................     13,552         11,441        8,850
     Other borrowings........................................................      1,660          1,014          752
                                                                                --------       --------     --------

          Total interest expense.............................................     15,212         12,455        9,602
                                                                                --------       --------     --------

Net interest income..........................................................     16,133         14,399       11,416

          Provision for loan losses..........................................        537            670          440
                                                                                --------       --------     --------

Net interest income after provision for loan losses..........................     15,596         13,729       10,976
                                                                                --------       --------     --------
Noninterest income:
     Service fees on deposit accounts........................................      1,496          1,420        1,152
     Other fees..............................................................        573            444          425
     Gain from sale of securities available for sale.........................        200             60          101
     Income from mortgage banking activity...................................         66             31           57
     Leasing fees and commissions............................................        448            869          647
     Income from bank owned life insurance...................................        532            601          354
     Other income............................................................        219             53          120
                                                                                --------       --------     --------

          Total noninterest income...........................................      3,534          3,478        2,856
                                                                                --------       --------     --------
Noninterest expenses:
     Salaries and employee benefits..........................................      8,217          7,154        5,605
     Occupancy expense.......................................................      2,653          2,426        1,958
     Data processing.........................................................        332            701          608
     Federal deposit insurance premium.......................................         73            141          107
     Advertising.............................................................        352            337          249
     Stationery, printing and supplies.......................................        426            416          300
     Telephone and postage ..................................................        321            303          263
     Other expense...........................................................      1,437          1,295        1,042
                                                                                --------       --------     --------

          Total noninterest expenses.........................................     13,811         12,773       10,132
                                                                                --------       --------     --------
Earnings before income taxes ................................................      5,319          4,434        3,700

          Income taxes.......................................................      1,794          1,364        1,179
                                                                                --------       --------     --------
Net earnings.................................................................   $  3,525          3,070        2,521
                                                                                ========       ========     ========

Earnings per share:
     Basic..................................................................    $    .48            .42          .35
                                                                                ========       ========     ========

     Diluted.................................................................   $    .47            .41          .34
                                                                                ========       ========     ========

See accompanying Notes to Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($ IN THOUSANDS)


                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                                            COMMON STOCK                                    COMPRE-
                                                    --------------------------    ADDITIONAL                HENSIVE      TOTAL
                                                        NUMBER OF                  PAID-IN     RETAINED     INCOME    STOCKHOLDERS'
                                                          SHARES       AMOUNT      CAPITAL     EARNINGS     (LOSS)       EQUITY
                                                    --------------    --------    ---------   ---------  ------------ ------------

Balance at December 31, 1997...........................  3,342,676     $ 3,343       9,308       1,705        185        14,541
                                                                                                 -----      -----        ------
Comprehensive income:

    Net earnings for 1998..............................     -             -          -           2,521      -             2,521

    Net change in unrealized gains on available-
       for-sale securities, net of taxes...............     -             -          -           -            201           201
                                                                                                                         ------
    Comprehensive income...............................     -             -          -            -         -             2,722
                                                                                                                         ------
Shares issued in exchange for Citizens National
    Bank and Trust Company.............................  1,949,919       1,950       8,774       -          -            10,724
                                                                                                                         ------
Shares issued under employee stock purchase plan.......     15,818          16          68       -          -                84
                                                                                                                         ------
Shares issued under stock option plan..................    177,875         178         669       -          -               847
                                                                                                                         ------
Shares issued to directors as compensation.............      8,330           8          42       -          -                50
                                                                                                                         ------
Cash for fractional shares.............................     -             -           -             (4)     -                (4)
                                                                                                                         ------
Stock dividends........................................  1,149,099       1,149       2,536      (3,685)     -             -
                                                         ---------       -----      ------       -----      -----        ------
Balance at December 31, 1998...........................  6,643,717       6,644      21,397         537        386        28,964
                                                                                                                         ------
Comprehensive income:
    Net earnings for 1999..............................     -             -          -           3,070      -             3,070

    Net change in unrealized gains (losses) on
       available-for-sale securities, net of taxes.....     -             -          -           -         (1,848)       (1,848)
                                                                                                                         ------
    Comprehensive income...............................     -             -          -           -          -             1,222
                                                                                                                         -------
Shares issued under employee stock purchase plan.......     10,830          11          39       -          -                50
                                                                                                                         ------
Other..................................................      -            -              3       -          -                 3
                                                                                                                         ------
Shares issued under stock option plan..................     18,613          18          79       -          -                97
                                                                                                                         ------
Cash for fractional shares.............................     -             -           -             (2)     -                (2)
                                                                                                                         ------
Stock dividends........................................    333,435         334       2,688      (3,022)     -             -
                                                         ---------       -----      ------       -----      -----        ------

Balance at December 31, 1999...........................  7,006,595       7,007      24,206         583     (1,462)       30,334
                                                                                                                         ------=
Comprehensive income:

    Net earnings for 2000..............................     -             -          -           3,525      -             3,525

    Net change in unrealized gains (losses) on
       available-for-sale securities, net of taxes.....     -             -          -           -          1,329         1,329
                                                                                                                         ------

    Comprehensive income...............................     -             -          -           -          -             4,854
                                                                                                                         -------
Shares issued under employee stock purchase plan.......     21,345          21         134       -          -               155
                                                                                                                         ------

Shares issued under stock option plan..................     40,973          41         169       -          -               210
                                                                                                                         ------
Stock dividends........................................    353,227         353       2,561      (2,914)     -             -
                                                         ---------       -----      ------       -----     ------        ------

Balance at December 31, 2000...........................  7,422,140     $ 7,422      27,070       1,194      (133)        35,553
                                                         =========       =====      ======       =====     =====         ======

See accompanying Notes to Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                               2000         1999         1998
                                                                             --------     --------     --------
Cash flows from operating activities:
     Net earnings .......................................................    $  3,525        3,070        2,521
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation ...................................................       1,151        1,056          910
         Provision for loan losses ......................................         537          670          440
         Deferred income tax (credit) provision .........................        (289)        (412)          90
         Income from mortgage banking activity ..........................         (66)         (31)         (57)
         Increase (decrease) in other liabilities .......................          61          884          (10)
         (Increase) decrease in accrued interest receivable .............        (350)        (423)         173
         Increase in other assets .......................................         (95)        (441)      (1,242)
         Net amortization of fees, premiums and discounts ...............         354          330          190
         Write-down on foreclosed real estate ...........................        --             18            5
         Gain on sale of securities available for sale ..................        (200)         (60)        (101)
         Proceeds from sale of loans held for sale ......................       5,434        1,729        4,223
         Originations of loans held for sale ............................      (5,368)      (1,700)      (3,460)
         Stock issued for compensation ..................................        --           --             50
         Amortization of goodwill .......................................         185           96          104
         Decrease in goodwill from sale of trust operations .............        --           --            322
                                                                             --------     --------     --------
             Net cash flow provided by operating activities .............       4,879        4,786        4,158
                                                                             --------     --------     --------
Cash flows from investing activities:
     Net increase in loans ..............................................     (34,197)     (93,395)     (55,276)
     Purchase of securities available for sale ..........................     (23,035)     (24,640)     (26,479)
     Proceeds from sale and maturity of securities available for sale ...      19,365       17,486       29,070
     Principal repayments on securities available for sale ..............       8,725       13,138       15,613
     Proceeds from sale of foreclosed real estate, net ..................          87           67         --
     Purchase of Federal Home Loan Bank stock ...........................      (1,228)        --           --
     Net purchase of premises and equipment .............................      (2,168)      (2,981)      (3,472)
     Increase  in bank owned life insurance .............................        (531)        (235)     (10,008)
     Purchase of Citizens National Bank and Trust, net of cash acquired .        --           --          9,323
                                                                             --------     --------     --------

             Net cash used in investing activities ......................     (32,982)     (90,560)     (41,229)
                                                                             --------     --------     --------
Cash flows from financing activities:
     Net increase in deposits ...........................................      35,487       70,195       50,693
     Advances from the Federal Home Loan Bank ...........................      10,000         --           --
     Net increase (decrease) of other borrowings ........................     (12,433)      11,979       (4,799)
     Issuance of common stock and other .................................         365          150          931
     Cash dividend paid for fractional shares ...........................        --             (2)          (4)
                                                                             --------     --------     --------
             Net cash provided by financing activities ..................      33,419       82,322       46,821
                                                                             --------     --------     --------
             Net increase (decrease) in cash and cash equivalents .......       5,316       (3,452)       9,750

Cash and cash equivalents at beginning of year ..........................      24,247       27,699       17,949
                                                                             --------     --------     --------
Cash and cash equivalents at end of year ................................    $ 29,563       24,247       27,699
                                                                             ========     ========     ========
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Interest .......................................................    $ 15,062       13,368        8,763
                                                                             ========     ========     ========
         Income taxes ...................................................    $  2,079        1,587        1,412
                                                                             ========     ========     ========
     Noncash transactions:
         Reclassification of loans to foreclosed real estate ............    $    376          175          314
                                                                             ========     ========     ========
         Reclassification of foreclosed real estate to loans ............    $    642           66         --
                                                                             ========     ========     ========
         Loans converted into available-for-sale securities .............    $   --         18,032         --
                                                                             ========     ========     ========
         Acquisition of Citizens National Bank and Trust:
             Fair value of assets acquired ..............................    $   --           --         77,744
                                                                             ========     ========     ========
             Liabilities assumed ........................................    $   --           --         67,020
                                                                             ========     ========     ========
             Common stock issued ........................................    $   --           --         10,724
                                                                             ========     ========     ========
             Net change in unrealized gain (loss) on available for sale
                 securities, net of taxes ...............................    $  1,329       (1,848)         201
                                                                             ========     ========     ========

See accompanying Notes to Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              DECEMBER 31, 2000 AND 1999 AND FOR EACH OF THE YEARS
                IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    GENERAL. Gulf West Banks, Inc. (the "Holding Company") is a one-bank holding company which owns 100% of the outstanding stock of Mercantile Bank ("Mercantile") and Mercantile Bank Leasing, Inc. ("MBL"). Mercantile is a State (Florida) chartered commercial bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. Mercantile, through fifteen banking offices, provides a variety of banking services to individuals and businesses located primarily in Pinellas, Hillsborough and Pasco Counties, Florida. MBL has been an equipment leasing company that arranged financing for a variety of equipment for all types of businesses. MBL's operations were discontinued on November 15, 2000; any leases originated in the future will be originated by Mercantile. The Holding Company's only business activities are the operations of Mercantile and MBL. Collectively the entities are referred to as "Gulf West". Gulf West operates in only one reportable industry segment: banking.

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

    ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loans losses and deferred tax assets.

    CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash balances, due from banks, federal funds sold securities purchased under agreements to resell and money-market accounts, all of which mature within ninety days.

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

    LOANS RECEIVABLE. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs.

       Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

       The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    LOANS RECEIVABLE, CONTINUED. All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest earnings. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

    ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

       The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

       A loan is considered impaired when, based on current information and events, it is probable that Gulf West will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

    PREMISES AND EQUIPMENT. Land is stated at cost. Buildings and leasehold improvements and furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization computed on the straight-line basis over the estimated useful life of the related asset or remaining term of the lease, whichever is shorter.

    GOODWILL. During January 1998, Gulf West acquired Citizens National Bank and
       Trust Company, Port Richey, Florida. The excess purchase price over fair market value of the underlying net assets was allocated to goodwill. During 1998 Mercantile sold its trust operations and reduced the acquired goodwill by the proceeds. Goodwill of $1.6 million, after this reduction, is being amortized over 20 years.

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

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    INCOME TAXES. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized.

    STOCK COMPENSATION PLANS. Statement of Financial Accounting Standards (SFAS)
       No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Bank's stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Bank has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net earnings and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

    EARNINGS PER SHARE. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. The Board of Directors declared 5% stock dividends on September 21, 2000 and on October 21, 1999 and 10% stock dividends on November 19, 1998 and on January 15, 1998. All per share amounts have been presented to reflect these stock dividends.

    OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS. In the ordinary course of business, Gulf West has entered into off-balance-sheet financial instruments consisting of unfunded loan commitments, unused lines of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

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

       FEDERAL HOME LOAN BANK STOCK. Fair value of Gulf West's investment in Federal Home Loan Bank stock is based on its redemption value, which is its cost of $100 per share.

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

    FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED.

       SHORT-TERM BORROWINGS. Rates currently available to Gulf West for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

       FEDERAL HOME LOAN BANK ADVANCES. Fair values of Federal Home Loan Bank advances are estimated using discounted cash flow analysis based on Gulf West's current incremental borrowing rates for similar types of borrowings.

       ACCRUED INTEREST. The carrying amounts of accrued interest approximate their fair values.

       OFF-BALANCE-SHEET INSTRUMENTS. Fair values for off-balance-sheet lending commitments are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

    COMPREHENSIVE INCOME. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net earnings, are components of comprehensive income.

    The components of other comprehensive income and related tax effects are as follows:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                      2000         1999      1998
                                                                                      ----         ----      ----
           Unrealized holding gains on available-for-sale securities............   $ 2,327       (2,896)       422
           Reclassification adjustment for gains realized in income.............      (200)         (60)      (101)
                                                                                    ------      -------        ---

           Net unrealized gains (losses)........................................     2,127       (2,956)       321

           Income (taxes) benefit...............................................      (798)       1,108       (120)
                                                                                     -----        -----        ---

           Net amount...........................................................   $ 1,329       (1,848)       201
                                                                                     =====        =====        ===

    RECLASSIFICATIONS. Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

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

(2) SECURITIES AVAILABLE FOR SALE

    Securities have been classified according to management's intent. The carrying amounts and approximate fair values are as follows (in thousands):

                                                                               GROSS         GROSS
                                                                AMORTIZED     UNREALIZED    UNREALIZED     FAIR
                                                                  COST          GAINS         LOSSES       VALUE
                                                                ---------     ----------    ----------   --------
       DECEMBER 31, 2000:
           U.S. agency obligations...........................   $  5,004           6              8        5,002
           U.S. Treasury securities..........................      6,929          32             12        6,949
           Corporate and other obligations...................     13,575         194            107       13,662
           Mortgage-backed securities........................     49,666         136            453      49,349
                                                                  ------         ---         ------      -------

                                                                $ 75,174         368            580      74,962
                                                                  ======         ===         ======      =======

       DECEMBER 31, 1999:
           U.S. agency obligations...........................      6,011          10             44        5,977
           U.S. Treasury securities..........................     11,947        -               272       11,675
           Corporate and other obligations...................      5,304          16             22        5,298
           Mortgage-backed securities........................     56,933          64          2,090       54,907
                                                                  ------       -----          -----      -------

                                                                $ 80,195          90          2,428      77,857
                                                                  ======        ====          =====      =======

    The scheduled maturities of securities available for sale at December 31, 2000 are as follows (in thousands).

                                                                                            AMORTIZED      FAIR
                                                                                              COST         VALUE
                                                                                           ----------     -------
           Due in one year or less...................................................      $  5,144        5,142
           Due after one year through five years.....................................         5,583        5,582
           Due in five years to ten years............................................         6,481        6,572
           Due after ten years.......................................................         8,300        8,317
           Mortgage-backed securities................................................        49,666       49,349
                                                                                             ------       -------

                                                                                           $ 75,174       74,962
                                                                                             ======       =======

    Securities sales transactions are summarized as follows (in thousands):

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                               2000           1999         1998
                                                                              -------         -----       ------
              Principal received from sales ..............................    $12,396         8,352        3,000
                                                                              =======         =====        =====

              Gross gains.................................................        200            67          101
              Gross loss..................................................     -                  7        -
                                                                              --------       -------      -------

              Net gain....................................................    $   200            60          101
                                                                              =======        ======       ======

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(2) SECURITIES AVAILABLE FOR SALE, CONTINUED

    Gulf West had pledged securities with book values as follows (in thousands):
                                                        AT DECEMBER 31,
                                                      --------------------
                                                        2000       1999
                                                      -------    -------
     Security for public funds ...................    $ 9,588      9,210
     Treasury tax deposits .......................    $   300        298
     As bankruptcy trustee .......................    $   101        100
     Securities sold under agreement to repurchase    $25,609     28,997

    During 2000, Gulf West executed securities transactions with a broker/dealer controlled by one of Gulf West's directors. These transactions were for the purchase of $5,000,000 and the sale of $5,000,000 of mortgaged-backed securities.

(3) LOANS

    The components of loans was as follows (in thousands):

                                                                 AT DECEMBER 31,
                                                            -----------------------
                                                               2000          1999
                                                            ---------     ---------

          Commercial ...................................    $  49,037        39,612
          Commercial real estate .......................      225,815       202,263
          Residential real estate ......................       33,838        32,125
          Consumer .....................................       11,457        12,109
                                                            ---------     ---------

             Subtotal ..................................      320,147       286,109

          Net deferred loan fees, premiums and discounts           12           (35)
          Allowance for loan losses ....................       (3,195)       (2,849)
                                                            ---------     ---------

             Loans, net ................................    $ 316,964       283,225
                                                            =========     =========

    An analysis of the change in the allowance for loan losses follows (in thousands):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                            --------------------------------
                                                                               2000        1999        1998
                                                                            -------     -------     -------
          Balance at January 1 .........................................    $ 2,849       2,436       1,564
                                                                            -------     -------     -------

          Loans charged off ............................................       (226)       (295)       (183)
          Recoveries ...................................................         35          38          87
                                                                            -------     -------     -------

             Net loans charged off .....................................       (191)       (257)        (96)

          Allowance from acquisition of Citizens National Bank and Trust       --          --           528
          Provision for loan losses ....................................        537         670         440
                                                                            -------     -------     -------

          Balance at December 31 .......................................    $ 3,195       2,849       2,436
                                                                            =======     =======     =======

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(3) LOANS, CONTINUED

    Impaired loans were as follows (in thousands):

                                                           2000      1999      1998
                                                          ------    ------    ------
          Balance at end of year .....................    $2,536     2,546      --
          Average balance during year ................     2,536         7       243
          Total related allowance for losses .........      --        --        --
          Interest income recognized on impaired loans       234      --        --

    CREDIT RISK AND CREDIT LOSSES. A credit risk concentration results when Gulf
       West has a significant credit exposure to an individual or a group engaged in similar activities or having similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

    Most of Gulf West's business activity is with customers located within Pinellas, Pasco and Hillsborough Counties, Florida. The loan portfolio is generally diversified among individuals and types of industries. Loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The amount of collateral obtained upon extension of credit is based on Gulf West's credit evaluation of the customer. Collateral primarily includes accounts receivable, inventory, property and equipment, income-producing commercial properties and residential homes. However, Gulf West has a concentration of loans in the hospitality industry, the aggregate amount of loans at December 31, 2000 and 1999 was $57,291,000 and $54,654,000, respectively on 30 and 26 loans, respectively.

    LOANS TO RELATED PARTIES. The aggregate amount of loans owed to Gulf West by its executive and senior officers, directors, and their related entities at December 31, 2000 and 1999 was approximately $8,778,000 and $3,452,000, respectively. The loans outstanding as of December 31, 2000 were made up of $6,735,000 of mortgage loans and $2,043,000 of various other types of loans. These loans have been made on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.

(4) PREMISES AND EQUIPMENT

    A summary of premises and equipment follows (in thousands):

                                                                                   AT DECEMBER 31,
                                                                                ---------------------
                                                                                  2000         1999
                                                                                --------     --------

          Land.............................................................    $   4,038        3,873
          Buildings and leasehold improvements .............................       7,700        7,428
          Furniture, fixtures and equipment ................................       6,735        5,414
                                                                                --------     --------

              Total, at cost ...............................................      18,473       16,715

          Less accumulated depreciation and amortization ...................      (5,553)      (4,812)
                                                                                --------     --------

                                                                                $ 12,920       11,903
                                                                                ========     ========

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(4) PREMISES AND EQUIPMENT, CONTINUED

     GulfWest leases certain facilities and equipment under operating leases with noncancellable terms. Some leases contain escalation clauses and expense pass-throughs as well as renewal options. Rent expense amounted to approximately $809,000, $703,000 and $558,000 for the years ended December 31, 2000, 1999 and 1998, respectively. A summary of the operating lease commitments at December 31, 2000 follows (in thousands):

                 YEAR ENDING
                 DECEMBER 31,                                            AMOUNT
                 ------------                                          --------
                     2001..........................................    $   931
                     2002..........................................        949
                     2003..........................................        815
                     2004..........................................        675
                     2005..........................................        539
                     Thereafter....................................     .1,368
                                                                        ------

                                                                       $ 5,277

(5) LOAN SERVICING

     Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans are summarized as follows (in thousands):

                                                                              AT DECEMBER 31,
                                                                          --------------------
                                                                            2000          1999
                                                                            ----          ----
         Loan portfolios serviced for:
                 FNMA...................................................  $ 22,948       26,024
                 FHLMC   ...............................................     1,204        1,518
                 Other investors........................................     3,245        3,990
                                                                           -------      -------

                                                                          $ 27,397       31,532
                                                                            ======       ======

             Custodial balances maintained in connection
                 with loans serviced for others.........................  $    265          296
                                                                          ========     ========

(6) DEPOSITS

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $54,494,000 and $49,675,000 at December 31, 2000 and 1999, respectively.

     A schedule of maturities for certificate accounts follows (in thousands):

                 YEAR ENDING                                  AT DECEMBER 31,
                  DECEMBER 31,                                     2000
                 ------------                                 ---------------

                     2001...................................   $ 152,966
                     2002 and 2003..........................      13,857
                     2004 and 2005..........................       1,980
                     Thereafter.............................          71
                                                               ---------

                                                               $ 168,874

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(7)  FEDERAL HOME LOAN BANK ADVANCES

     Federal Home Loan Bank of Atlanta ("FHLB") advances are collateralized by all of Gulf West's FHLB stock and a blanket floating lien on 1-4 family mortgage loans and are as follows:

                                                              DECEMBER 31,
       MATURING IN THE       WEIGHTED-AVERAGE         -----------------------
         YEAR ENDING          INTEREST RATE              2000           1999
       ---------------      -------------------          ----           ----

           2001                  7.10%                $  5,000,000       --
           2002                  6.01%                   5,000,000       --
                                 -----                ------------

                                                      $ 10,000,000       --
                                                      ============    =====

(8) OTHER BORROWINGS

     Other borrowings are summarized as follows:

                                                                    AT DECEMBER 31,
                                                                  ------------------
                                                                    2000       1999
                                                                  -------    -------
     Securities sold under agreements to repurchase agreements    $11,984     24,417
     Federal funds purchased .................................      3,000      3,000
                                                                  -------    -------

             Total other borrowings ..........................    $14,984     27,417
                                                                  =======    =======

     Securities sold under repurchase agreements were delivered to the broker-dealers who arranged the transactions. Securities collateralizing customer repurchase agreements are held by a third party. The agreements at December 31, 2000 mature within three months. Information concerning securities sold under agreements to repurchase is summarized as follows ($ in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2000        1999        1998
                                                  -------     -------     -------
     Average balance during the year .........    $21,610      21,042      14,113
     Average interest rate during the year ...       5.95%       4.82%       5.33%
     Maximum month-end balance during the year    $26,709      27,917      18,644

     The average rate was determined by dividing the total interest paid by the average outstanding borrowings.

     At December 31, 2000 and 1999, Gulf West had six variable-rate lines of credit from other financial institutions, excluding the Federal Home Loan Bank of Atlanta, totaling $29,000,000 and $31,500,000, respectively. At December 31, 2000 and 1999, borrowings against these lines totaled $3,000,000.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(9) INCOME TAXES

     Allocation of income taxes between current and deferred portion is as follows (in thousands):

                                         YEAR ENDED DECEMBER 31,
                                   --------------------------------
                                     2000        1999        1998
                                   -------     -------     -------
     Current:
         Federal ..............    $ 1,773       1,573         962
         State ................        310         203         127
                                   -------     -------     -------

             Total current ....      2,083       1,776       1,089
                                   -------     -------     -------

     Deferred:
         Federal ..............       (247)       (352)         77
         State ................        (42)        (60)         13
                                   -------     -------     -------

             Total deferred ...       (289)       (412)         90
                                   -------     -------     -------

             Total income taxes    $ 1,794       1,364       1,179
                                   =======     =======     =======

    Thereasons for the differences between the statutory federal income tax rate and the effective tax rates are as follows (dollars in thousands):

                                                                        YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                          2000                   1999                    1998
                                                    -------------------    -----------------      ------------------
                                                               % OF                    % OF                    % OF
                                                               PRETAX                 PRETAX                  PRETAX
                                                      AMOUNT   EARNINGS    AMOUNT    EARNINGS      AMOUNT    EARNINGS
                                                    --------   --------   -------    --------     -------    --------
          Tax provision at statutory rate.......    $ 1,808     34.0%     $ 1,508      34.0%      $ 1,258     34.0%
          Increase (reduction) in taxes
             resulting from:
                State taxes, net of federal income
                   tax benefit..................        176      3.3           94       2.1            92      2.5
                Tax-exempt income...............       (291)    (5.5)        (327)     (7.3)         (226)    (6.1)
                Other, net......................        101      1.9           89       2.0            55      1.5
                                                      -----   ------       ------      ----       -------     ----

                Income tax provision............    $ 1,794     33.7%     $ 1,364      30.8%      $ 1,179     31.9%
                                                      =====     ====        =====      ====         =====     ====

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(9) INCOME TAXES, CONTINUED

    The tax effects of each type of item that gives rise to deferred taxes are as follows (in thousands):

                                                                 AT DECEMBER 31,
                                                                ----------------
                                                                 2000      1999
                                                                 ----      ----
     Deferred tax assets:
        Allowance for loan losses ..........................   $1,068       938
        Net unrealized loss on securities available for sale       79       877
        Deferred compensation ..............................      245       190
        Interest income from loans on nonaccrual status ....        5        20
        Other ..............................................       67        29
                                                               ------    ------

              Total gross deferred tax assets ..............    1,464     2,054
                                                               ------    ------

     Deferred tax liabilities:
        Accumulated depreciation ...........................      217       214
        Purchase accounting adjustments, net ...............      117       194
        Prepaid expenses ...................................     --           7
                                                               ------    ------

              Total gross deferred tax liabilities .........      334       415
                                                               ------    ------

              Net deferred tax asset .......................   $1,130     1,639
                                                               ======    ======

                                                                    (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(10) FINANCIAL INSTRUMENTS

    Gulf West is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are unfunded loan commitments, available lines of credit and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement Gulf West has in these financial instruments.

    Gulf West's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded loan commitments, available lines of credit and standby letters of credit is represented by the contractual amount of those instruments. Gulf West uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

    The estimated fair values of Gulf West's financial instruments were as follows (in thousands):

                                                                    AT DECEMBER 31, 2000        AT DECEMBER 31, 1999
                                                               -------------------------      ------------------------
                                                                 CARRYING          FAIR       CARRYING           FAIR
                                                                   AMOUNT          VALUE       AMOUNT            VALUE
                                                               -----------       -------      --------         --------
         Financial assets:
              Cash and cash equivalents....................... $   29,563         29,563        24,247          24,247
              Securities available for sale...................     74,962         74,962        77,857          77,857
              Loans receivable................................    316,964        317,933       283,225         283,122
              Accrued interest receivable.....................      2,419          2,419         2,069           2,069
              Federal Home Loan Bank stock....................      1,228          1,228        -               -

         Financial liabilities:
              Deposit liabilities.............................    392,054        394,832       356,567         357,342
              Federal Home Loan Bank advances.................     10,000         10,025        -              -
              Other borrowings................................     14,984         14,984        27,417          27,417

A summary of the notional amounts of Gulf West's financial instruments, which approximate fair value, with off-balance-sheet risk at December 31, 2000, follows (in thousands):

           Unfunded loan commitments at variable rates    $ 9,635
                                                          =======

           Available lines of credit .................    $46,134
                                                          =======

           Standby letters of credit .................    $ 2,299
                                                          =======

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(11) STOCK OPTION PLAN

    Certain key employees and directors of Gulf West have options to purchase shares of Gulf West's common stock under its stock option plan. Under the plan, the total number of shares which may be issued shall not exceed 12% (currently 890,657 shares) of Gulf West's total outstanding shares. At December 31, 2000, 4,920 remain available for grant. All per share amounts reflect the 5% stock dividends declared September 21, 2000 and October 21, 1999 and the 10% stock dividends declared January 15, 1998 and November 19, 1998. Some options are fully vested when granted while others generally vest over four years. A summary of stock option transactions follows ($ in thousands, except per share amounts):

                                                                                      RANGE
                                                                                    OF PER       WEIGHTED
                                                                                     SHARE       AVERAGE     AGGREGATE
                                                                        NUMBER OF    OPTION     PER SHARE      OPTION
                                                                         SHARES       PRICE      PRICE         PRICE
                                                                       ----------   ---------  ----------    ---------
           Outstanding at December 31, 1997......................        518,869   $ 2.18-4.11      2.74         1,422

           Options granted.......................................        360,670     4.50-10.71     4.77         1,720
           Options exercised.....................................       (232,628)    2.18-4.50      2.61          (607)
                                                                         -------                                ------

           Outstanding at December 31, 1998......................        646,911     2.18-10.71     3.92         2,535

           Options granted.......................................        215,565     7.59-8.45      7.64         1,647
           Options exercised.....................................        (20,520)    2.28-4.50      2.83           (58)
           Options forfeited.....................................           (607)    7.42           7.42            (5)
                                                                         -------                                ------

           Outstanding at December 31, 1999......................        841,349     2.18-10.71     4.90         4,119

           Options granted.......................................        109,625     7.25-7.50      7.37           808
           Options exercised.....................................        (43,023)    2.43-4.50      3.42          (147)
           Options forfeited.....................................        (22,214)    4.50-7.59      6.30          (140)
                                                                         -------                                 -----

           Outstanding at December 31, 2000......................        885,737   $ 2.18-10.71     5.23         4,640
                                                                         =======     ==========     ====         ======

    The weighted-average remaining contractual life of the outstanding stock options at December 31, 2000, 1999 and 1998 was eighty months, eighty-five months and eighty-eight months, respectively.

    These options are exercisable as follows:

                                                             NUMBER         WEIGHTED-AVERAGE
               YEAR ENDING                                 OF SHARES         EXERCISE PRICE
               -----------                                 ---------         --------------
                     2001 .............................      765,827             $ 5.02
                     2002 .............................       76,650               6.04
                     2003 .............................       30,660               7.63
                     2004 .............................       12,600               7.50
                                                             -------               ----

                                                             885,737             $ 5.23
                                                             =======              =====

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(11) STOCK OPTION PLAN, CONTINUED

    FASB Statement 123 requires proforma information regarding net earnings and earnings per share. This proforma information has been determined as if Gulf West had accounted for its employee stock options under the fair value method of that statement and is as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------
                                                                         2000         1999          1998
                                                                       -------        ----          ----
               Net earnings:
                     As reported...................................... $ 3,525        3,070         2,521
                                                                         =====        =====         =====

                     Proforma......................................... $ 3,080        2,829         2,074
                                                                         =====        =====         =====

               Basic earnings per share:
                     As reported...................................... $   .48         .42           .35
                                                                        =======     =======       =======

                     Proforma ........................................ $    .42        .40            .30
                                                                        =======    =======        =======

               Diluted earnings per share:
                     As reported...................................... $    .47         .41           .34
                                                                        =======     =======       =======

                     Proforma......................................... $    .41         .39           .30
                                                                        =======     =======       =======

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                              2000        1999         1998
                                                                              ----        ----         ----
               Risk-free interest rate.....................................    5.5%       6.0%         6.0%
               Dividend yield..............................................     --%        --%         -- %
               Expected volatility.........................................     51%        60%          20%
               Expected life in years......................................     10         10           10
               Per share fair value of options at grant date............... $ 5.28       5.99        2.43
                                                                              ====       ====        =====

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(12)  EARNINGS PER SHARE ("EPS")

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. All share amounts reflect the five percent stock dividend declared on September 21, 2000. ($ in thousands, except per share amounts).

                                                                FOR THE YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------------
                                         2000                         1999                          1998
                              -------------------------    ---------------------------   ----------------------------
                                        WEIGHTED-  PER              WEIGHTED-     PER             WEIGHTED-     PER
                                        AVERAGE   SHARE              AVERAGE     SHARE             AVERAGE     SHARE
                               EARNINGS  SHARES  AMOUNT    EARNINGS   SHARES    AMOUNT   EARNINGS   SHARES     AMOUNT
                              --------- -------  ------    -------- --------    ------   -------- --------     ------
     Basic EPS:
         Net earnings
         available to
          common
          stockholders......  $ 3,525  7,402,916  $ .48    $ 3,070  7,348,993    $ .42    $ 2,521  7,280,454    $ .35
                                                    ===                            ===                            ===

     Effect of dilutive
       securities-
         Incremental shares
          from assumed
          exercise of
          options ..........             170,707                      206,721                        195,560
                                       ---------                   ----------                     ----------

     Diluted EPS:
         Net earnings
          available to
          common
          stockholders
          and assumed
          conversions.......  $ 3,525  7,573,623  $ .47    $ 3,070  7,555,714    $ .41    $ 2,521  7,476,015    $ .34
                                =====  =========    ===      =====  =========      ===      =====  =========      ===

Shares not included in the computations of diluted earnings per share because the option exercise price was not less than the average market price are as follows:

                                                                    NUMBER OF       PRICE        YEAR         YEAR
                                                                     SHARES         RANGE       ISSUED       EXPIRES
                                                                    ---------    -----------   ---------    ---------
         For the year ended December 31, 2000.................        209,174   $ 7.59-10.71   1998-1999    2008-2009
         For the year ended December 31, 1999.................          2,426          10.71        1998         2008
         For the year ended December 31, 1998.................          2,426          10.71        1998         2008

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(13) REGULATORY MATTERS

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

    Quantitative measures established by regulation to ensure capital adequacy require Gulf West and Mercantile to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that Gulf West and Mercantile met all capital adequacy requirements to which they are subject.

    As of December 31, 2000, the most recent notification from the Federal
        Deposit Insurance Corporation categorized Mercantile as well capitalized. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Mercantile's category. Gulf West's and Mercantile's actual capital amounts and percentages as of December 31, 2000 and 1999 are also presented in the table.

                                                                                                 MINIMUM TO BE WELL
                                                                                                 CAPITALIZED UNDER
                                                                        MINIMUM CAPITAL           PROMPT CORRECTIVE
                                                        ACTUAL            REQUIREMENT             ACTION PROVISIONS
                                                    --------------     ------------------       ---------------------
                                                    AMOUNT   RATIO     AMOUNT       RATIO       AMOUNT          RATIO
                                                  --------   -----     ------       -----       ------          -----
     AS OF DECEMBER 31, 2000:
         Total Capital to Risk-Weighted Assets:
              Gulf West......................     $ 37,517    10.9%   $ 27,462       8.0%           N/A           N/A
              Mercantile.....................       35,474    10.3      27,435       8.0       $ 34,294          10.0%

         Tier I Capital to Risk-Weighted Assets:
              Gulf West......................       34,322    10.0      13,731       4.0            N/A           N/A
              Mercantile.....................       32,279     9.4      13,718       4.0         20,576           6.0

         Tier I Capital to Average Assets:
              Gulf West......................       34,322     7.8      17,583       4.0            N/A           N/A
              Mercantile.....................       32,279     7.4      17,538       4.0         21,923           5.0

     AS OF DECEMBER 31, 1999:
         Total Capital to Risk-Weighted Assets:
              Gulf West......................     $ 33,090    11.1%   $ 23,957       8.0%           N/A           N/A
              Mercantile.....................       32,098    10.7      24,021       8.0       $ 30,026          10.0%

         Tier I Capital to Risk-Weighted Assets:
              Gulf West......................       30,241    10.1      12,217       4.0            N/A           N/A
              Mercantile.....................       29,249     9.7      12,012       4.0         18,018           6.0

         Tier I Capital to Average Assets:
              Gulf West......................       30,241     7.4      16,324       4.0            N/A           N/A
              Mercantile.....................       29,249     7.2      16,295       4.0         20,369           5.0

                                                                     (continued)
                     GULF WEST BANKS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(14) PROFIT SHARING PLAN

     GulfWest sponsors a Section 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. Gulf West's contributions to the profit sharing plan are comprised of two components: a guaranteed match and a discretionary match. Expense relating to Gulf West's contributions to the profit sharing plan included in the accompanying consolidated statements of earnings was approximately $123,000, $127,000 and $89,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(15) DEFERRED COMPENSATION PLANS

     GulfWest has deferred compensation agreements with certain officers. The terms of the agreements provide for the payments of specified benefits to these participants upon severance or retirement or their beneficiaries in the event of death of the participant while employed by Gulf West or while receiving benefits. Gulf West is accruing the present value of the future benefits over the terms of the agreements. The expense of the deferred compensation plans included in the accompanying consolidated statements of earnings was approximately $146,000, $135,000 and $111,000 for the years ended December 31, 2000,
         1999 and 1998, respectively.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(16)  PARENT COMPANY ONLY FINANCIAL STATEMENTS

     Condensed financial statements of the Holding Company are presented below.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    AT DECEMBER 31,
                                                  ------------------
                                                    2000       1999
                                                  -------    -------
     ASSETS

     Cash and cash equivalents with subsidiary    $ 1,631        626
     Securities available for sale ...........         76       --
     Investments in wholly-owned subsidiaries      33,728     29,506
     Other assets ............................        120        204
                                                  -------    -------

         Total ...............................    $35,555     30,336
                                                  =======    =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Other liabilities .......................          2          2
     Stockholders' equity ....................     35,553     30,334
                                                  -------    -------

         Total ...............................    $35,555     30,336
                                                  =======    =======

                        CONDENSED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                        ------------------------------
                                                                          2000        1999        1998
                                                                        -------     -------     -------

     Revenues ......................................................    $   115        --          --
     Expenses ......................................................        331         293         269
                                                                        -------     -------     -------

         Loss before earnings of subsidiaries and income tax benefit       (216)       (293)       (269)

     Income tax benefit ............................................        (81)        (99)        (94)

     Earnings of subsidiaries ......................................      3,660       3,264       2,696
                                                                        -------     -------     -------

         Net earnings ..............................................    $ 3,525       3,070       2,521
                                                                        =======     =======     =======

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(16)  PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                          2000        1999        1998
                                                                        -------     -------     -------
     Cash flows from operating activities:
         Net earnings ..............................................    $ 3,525       3,070       2,521
         Adjustments to reconcile net earnings to net cash (used in)
             provided by operating activities:
             Gain on sale of securities available for sale .........        (96)       --          --
             Equity in undistributed earnings of subsidiaries ......     (3,660)     (3,264)     (2,696)
             Net decrease (increase) in other assets ...............         86         201        (154)
             Decrease in other liabilities .........................       --          --            (2)
                                                                        -------     -------     -------

                 Net cash (used in) provided by operating activities       (145)          7        (331)
                                                                        -------     -------     -------

     Cash flows from investing activities:
         Purchase of securities available for sale .................       (757)       --          --
         Sale of securities available for sale .....................        770        --          --
         Dividends from subsidiaries ...............................        800        --          --
         Investment in subsidiaries ................................        (28)       (110)       (167)
                                                                        -------     -------     -------

                 Net cash provided by (used in) investing activities        785        (110)       (167)
                                                                        -------     -------     -------

     Cash flows from financing activities:
         Net proceeds from issuance of common stock and other ......        365         150         931
         Cash dividends for fractional shares ......................       --            (2)         (4)
                                                                        -------     -------     -------

                 Net cash provided by financing activities .........        365         148         927
                                                                        -------     -------     -------

     Net increase in cash and cash equivalents .....................      1,005          45         429

     Cash and cash equivalents, beginning of year ..................        626         581         152
                                                                        -------     -------     -------

     Cash and cash equivalents, end of year ........................    $ 1,631         626         581
                                                                        =======     =======     =======

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Gulf West Banks, Inc.
St. Petersburg, Florida:


         We have audited the accompanying consolidated balance sheets of Gulf West Banks, Inc. and Subsidiaries ("Gulf West") at December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of Gulf West's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gulf West at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

/s/ HACKER, JOHNSON & SMITH PA
Tampa, Florida
January 19, 2001

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

     The audit report of Hacker, Johnson & Smith PA, independent public accountants, follows the consolidated financial statements.

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

/s/ GORDON W. CAMPBELL
--------------------
Gordon W. Campbell
Chairman and President


/s/ BARRY K. MILLER
-----------------
Barry K. Miller
Secretary/ Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item regarding the Company"s directors and executive officers is incorporated herein by reference to the information set forth under the caption "MANAGEMENT" in the Company"s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders. The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption "EXECUTIVE COMPENSATION -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company"s 2001 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the information set forth under the caption "EXECUTIVE COMPENSATION" in the Company"s 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to the information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the 2001 Proxy Statement.

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

     (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                     GULF WEST BANKS, INC.


                                     By: /s/ GORDON W. CAMPBELL
                                         ------------------------------------
                                     Gordon W. Campbell, Chairman and President

                                     Date: February 15, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               SIGNATURE                      CAPACITY                                 DATE
               ---------                      --------                                 ----

 /s/ GORDON W. CAMPBELL             Chairman of the Board                          February 15, 2001
------------------------
Gordon W. Campbell


 /s/ BARRY K. MILLER                Secretary/ (principal financial officer        February 15, 2001
-------------------------           and principal accounting officer)
Barry K. Miller


/s/ THOMAS M. HARRIS                Director                                       February 15, 2001
-------------------------
Thomas M. Harris


/s/ ALGIS KONCIU                    Director                                       February 15, 2001
--------------------------
Algis Konciu


/s/ LOUIS P. ORTIZ                  Director                                       February 15, 2001
--------------------------
Louis P. Ortiz


/s/ JOHN C. PETAGNA, JR.            Director                                       February 15, 2001
--------------------------
John C. Petagna, Jr.


/s/P.N. RISSER, III                 Director                                       February 15, 2001
---------------------------
P. N.Risser, III


/s/ ROSS E. ROEDER                  Director                                       February 15, 2001
---------------------------
Ross E. Roeder


/s/ ROBERT A. BLAKLEY               Director                                       February 15, 2001
-------------------------
Robert A. Blakley


/s/ AUSTIN L. FILLMON               Director                                       February 15, 2001
--------------------------
Austin L. Fillmon

                                  EXHIBIT INDEX

     EXHIBIT NUMBER                               DESCRIPTION OF DOCUMENT
     --------------                               -----------------------
         2(1)         Amended and Restated  Agreement and Plan of Merger by and among Citizens National Bank and Trust
                      Company, Inc., Gulf West Banks, Inc. and Mercantile Bank
         3.1(1)       Articles of Incorporation of Gulf West Banks, Inc.
         3.2(1)       Bylaws of Gulf West Banks, Inc.
         3.3(4)       Articles of Amendment to Articles of Incorporation of Gulf West Banks, Inc.
         10.1(1)      Form of Registration Rights Agreement with Gordon W. Campbell and John Wm. Galbraith
         10.2(1)      Salary Continuation Agreements with Gordon W. Campbell, Barry K. Miller, and Robert A. Blakley
         10.3(5)      Amended and Restated Contract of Employment with Gordon W. Campbell
         10.4(5)      1995 Nonstatutory Stock Option Plan as Amended April 20, 2000
         10.5(3)      Agreement to transfer fiduciary accounts to SunTrust Bank, Nature Coast
         10.6         Executive Officer Bonus Program
         10.7(5)      Mercantile Bank Executive Severance Pay Plan
         10.8         Executive Vice President Bonus Program
         11(2)        Statement regarding computation of per share earnings
         27           Financial Data Schedule (for SEC use only)

     (1) incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-37307).

     (2) incorporated by reference to Note 1 of the Consolidated Financial Statements of Gulf West Banks, Inc. and Subsidiaries, as contained in this Annual Report on Form 10-K.

     (3) incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 8, 1998.

     (4) incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on July 27, 1999.

     (5) incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended June 30, 2000 as filed with the Securities and Exchange Commission on July 26, 2000.