Form 10-Q
period 2001-03-31
GULF WEST BANKS INC
filed 2001-05-01
CIK 932773

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
----
of 1934.

For the quarterly period ended March 31, 2001

                                      or

     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from           to
                               ---------    ---------

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


                                (727) 894-5696
                              -------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such quarterly reports), and (2) has been subject to such filing requirements for the past 90 days:

                               YES  X    NO
                                   ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, par value $1 per share                           7,451,353 shares
------------------------------------               -----------------------------
        (class)                                    Outstanding at March 31, 2001


================================================================================

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                                             Page
                                                                                                         ----
   Condensed Consolidated Balance Sheets -
     March 31, 2001 (unaudited) and December 31, 2000.............................................         2

   Condensed Consolidated Statements of Earnings -
     Three months ended March 31, 2001 and 2000 (unaudited).......................................         3

   Condensed Consolidated Statement of Stockholders' Equity -
     Three Months Ended March 31, 2001 (unaudited)................................................         4

   Condensed Consolidated Statements of Cash Flows -
     Three Months ended March 31, 2001 and 2000 (unaudited).......................................         5

   Notes to Condensed Consolidated Financial Statements (unaudited)...............................       6-7

   Review By Independent Certified Public Accountants.............................................         8

   Report on Review by Independent Certified Public Accountants...................................         9

Item 2. Management's Discussion and Analysis of Financial Condition

   and Results of Operations......................................................................     10-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk................................        14

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.........................................................................        14

Item 6. Exhibits and Reports on Form 8-K..........................................................        15

SIGNATURES........................................................................................        16

Exhibit Index.....................................................................................        17

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                         Item 1. Financial Statements

                     Condensed Consolidated Balance Sheets
               (Dollars in thousands, except per share amounts)

                                                                                        March 31,   December 31,
                                                                                        ---------   ------------
      Assets                                                                                2001           2000
                                                                                            ----           ----
                                                                                     (unaudited)
Cash and due from banks.............................................................  $   12,972         11,389
Federal funds sold and securities purchased under agreements to resell..............      16,210         18,174
                                                                                      ----------        -------
         Total cash and cash equivalents............................................      29,182         29,563

Securities available for sale.......................................................      81,176         74,962
Loans, net of allowance for loan losses of $3,253 and $3,195........................     322,056        316,964
Cash surrender value of bank owned life insurance...................................      13,525         13,388
Premises and equipment, net.........................................................      12,836         12,920
Federal Home Loan Bank stock, at cost...............................................       1,228          1,228
Accrued interest receivable.........................................................       2,248          2,419
Deferred tax asset..................................................................       1,190          1,130
Goodwill, net.......................................................................       1,342          1,362
Other assets........................................................................       1,394          1,000
                                                                                      ----------        -------
         Total......................................................................  $  466,177        454,936
                                                                                      ==========        =======

      Liabilities and Stockholders' Equity

Liabilities:
   Noninterest-bearing demand deposits..............................................      70,237         74,546
   Savings, NOW and money-market deposits...........................................     156,420        148,634
   Time deposits....................................................................     156,589        168,874
                                                                                      ----------        -------
         Total deposits.............................................................     383,246        392,054

   Federal Home Loan Bank advances..................................................      20,000         10,000
   Other borrowings.................................................................      22,974         14,984
   Other liabilities................................................................       2,838          2,345
                                                                                      ----------        -------
         Total liabilities..........................................................     429,058        419,383
                                                                                      ----------        -------

Stockholders' equity:
   Class A preferred stock, $5 par value, authorized
      1,000,000 shares, none issued or outstanding..................................           -              -
   Common stock, $1 par value; 25,000,000 shares
      authorized, 7,451,353 and 7,422,140 issued and outstanding....................       7,451          7,422
   Additional paid-in capital.......................................................      27,221         27,070
   Retained earnings................................................................       2,053          1,194
   Accumulated other comprehensive income (loss)....................................         394           (133)
                                                                                      ----------        -------
         Total stockholders' equity.................................................      37,119         35,553
                                                                                      ----------        -------
         Total......................................................................  $  466,177        454,936
                                                                                      ==========        =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Earnings
               (Dollars in thousands, except per share amounts)

                                                                                                 Three Months Ended
                                                                                                           March 31,
                                                                                                    ----------------
                                                                                                2001           2000
                                                                                                ----           ----
                                                                                                         (unaudited)
Interest income:
    Loans.............................................................................   $     6,832          6,050
    Interest on securities............................................................         1,232          1,235
    Other interest-earning assets.....................................................           154            193
                                                                                           ---------     ----------
        Total interest income.........................................................         8,218          7,478
                                                                                           ---------     ----------
Interest expense:
    Deposits..........................................................................         3,502          3,163
    Borrowings........................................................................           470            345
                                                                                           ---------     ----------
        Total interest expense........................................................         3,972          3,508
                                                                                           ---------     ----------

        Net interest income...........................................................         4,246          3,970

Provision for loan losses.............................................................           157            223
                                                                                           ---------     ----------
        Net interest income after provision for loan losses...........................         4,089          3,747
                                                                                           ---------     ----------

Noninterest income:
    Service charges on deposit accounts...............................................           412            371
    Leasing fees and commissions......................................................             -            154
    Income earned on bank owned life insurance........................................           137            136
    Gain on sale of securities........................................................           206             23
    Other.............................................................................           194            188
                                                                                           ---------     ----------
        Total noninterest income......................................................           949            872
                                                                                           ---------     ----------
Noninterest expense:
    Salaries and employee benefits....................................................         2,131          2,004
    Occupancy expense.................................................................           740            648
    Data processing ..................................................................            55            156
    Advertising ......................................................................           102             91
    Stationery and supplies...........................................................           126             82
    Other.............................................................................           617            478
                                                                                           ---------     ----------
        Total noninterest expense.....................................................         3,771          3,459
                                                                                           ---------     ----------
Earnings before income taxes..........................................................         1,267          1,160

        Income taxes..................................................................           408            383
                                                                                           ---------     ----------
Net earnings..........................................................................   $       859            777
                                                                                           =========     ==========
Basic earnings per share..............................................................   $      0.12           0.11
                                                                                           =========     ==========
Weighted-average number of shares outstanding for basic...............................     7,439,573      7,375,677
                                                                                           =========      =========
Diluted earnings per share............................................................   $      0.11           0.10
                                                                                           =========     ==========
Weighted-average number of shares outstanding for diluted.............................     7,633,392      7,550,887
                                                                                           =========      =========
Dividends per share ..................................................................   $         -              -
                                                                                           =========     ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

           Condensed Consolidated Statement of Stockholders' Equity

                       Three Months Ended March 31, 2001
                            (Dollars in thousands)

                                                                                                Accumulated
                                                    Common Stock                                    Other
                                                 ------------------     Additional              Comprehensive      Total
                                                 Number of               Paid-in     Retained      Income       Stockholders'
                                                    Shares      Amount   Capital     Earnings      (Loss)          Equity
                                                   -------     -------   -------     --------      ------         -------
Balance at December 31, 2000................      7,422,140   $ 7,422    27,070       1,194         (133)           35,553
                                                                                                                  --------
Comprehensive income:
     Net earnings (unaudited)...............              -         -         -         859            -               859

     Net change in unrealized gain on
          securities available for sale,
          net of taxes of $315 (unaudited)..              -         -         -           -          527               527
                                                                                                                  --------

Comprehensive income (unaudited)............              -         -         -           -            -             1,386
                                                                                                                  --------
Shares issued under stock option
     plan (unaudited)  .....................         11,236        11        53           -            -                64
                                                                                                                  --------
Shares sold to employees (unaudited)........         17,977        18        98           -            -               116
                                                  ---------   -------  --------    --------     --------          --------
Balance at March 31, 2001 (unaudited).......      7,451,353   $ 7,451    27,221       2,053          394            37,119
                                                  =========   =======  ========    ========     ========           =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                               ------------------
                                                                                               2001         2000
                                                                                               ----         -----
                                                                                                         (unaudited)
Cash flows from operating activities:
     Net earnings.......................................................................    $   859          777
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation ..................................................................        317          277
         Provision for loan losses......................................................        157          223
         Deferred income tax credit.....................................................       (375)        (106)
         Income from mortgage banking activity..........................................        (18)         (18)
         Proceeds from sales of loans held for sale.....................................      1,236        1,534
         Originations of loans held for sale............................................     (1,218)      (1,516)
         Net amortization of fees, premiums and discounts...............................         72          103
         Gain on sale of securities available for sale..................................       (206)         (23)
         Decrease (increase) in accrued interest receivable.............................        171          (30)
         Increase in other assets.......................................................       (511)        (497)
         Increase (decrease) in other liabilities.......................................        493          (23)
                                                                                            -------       ------

              Net cash provided by operating activities.................................        977          701
                                                                                            -------       ------

Cash flows from investing activities:
     Purchase of securities available for sale..........................................    (18,824)      (3,115)
     Net proceeds from maturity, call, sales of securities available for sale...........     10,655        2,106
     Principal repayments on securities available for sale..............................      3,003        1,849
     Net increase in loans..............................................................     (5,321)      (7,728)
     Purchase of Federal Home Loan Bank stock...........................................          -       (1,228)
     Net purchase of premises and equipment.............................................       (233)        (280)
                                                                                            -------       ------

              Net cash used in investing activities.....................................    (10,720)      (8,396)
                                                                                            -------       ------

Cash flows from financing activities:
     Net (decrease) increase in deposits................................................     (8,808)      13,567
     Net increase (decrease) in borrowings..............................................     17,990       (2,675)
     Issuance of common stock...........................................................        180          268
                                                                                            -------       ------

              Net cash provided by financing activities.................................      9,362       11,160
                                                                                            -------       ------

              Net (decrease) increase in cash and cash equivalents......................       (381)       3,465

Cash and cash equivalents at beginning of period........................................     29,563       24,247
                                                                                            -------       ------

Cash and cash equivalents at end of period..............................................    $29,182       27,712
                                                                                            =======       ======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest.......................................................................    $ 4,015        3,498
                                                                                            =======       ======

         Income taxes ..................................................................    $   110          175
                                                                                            =======       ======

     Noncash transactions:
         Accumulated other comprehensive income (loss), net change in
              unrealized gain (loss) on securities available for sale, net of tax.......    $   527         (197)
                                                                                            =======       ======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (unaudited)


1. General. In the opinion of the management of Gulf West Banks, Inc. (the "Company" or "Gulf West"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2001 and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations and other data for the three-month period ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

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

3. Loan Impairment and Losses. The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans is as follows:

                                                                                               Three Months Ended
                                                                                                        March 31,
                                                                                                  ---------------
                                                                                                2001         2000
                                                                                                ----         ----
                                                                                                  (In thousands)

         Gross loans with no related allowance, at end of period......................       $ 2,525        2,546
                                                                                             =======        =====

         Average net investment in impaired loans.....................................       $ 2,530        2,546
                                                                                             =======        =====

         Interest income recognized on impaired loans.................................       $    63           51
                                                                                             =======        =====

         Interest income received on impaired loans...................................       $    63           85
                                                                                             =======        =====

   The activity in the allowance for loan losses is as follows:

                                                                                               Three Months Ended
                                                                                                        March 31,
                                                                                                  ---------------
                                                                                                2001         2000
                                                                                                ----         ----
                                                                                                  (In thousands)
              Balance at beginning of period............................................     $ 3,195        2,849
              Provision for loan losses.................................................         157          223
              Net charge-offs...........................................................         (99)        (138)
                                                                                             -------        -----

              Balance at end of period..................................................     $ 3,253        2,934
                                                                                             =======        =====

                                                                                                          (continued)


                    GULF WEST BANKS, INC. AND SUBSIDIARIES

4. Earnings Per Share ("EPS"). The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. All per share amounts reflect the five percent stock dividend declared on September 21, 2000. (Dollars are in thousands, except per share amounts.)

                                                                                             Three Months Ended March 31,
                                                                ---------------------------------------------------------
                                                                                    2001                             2000
                                                                       -------------------------------  -----------------
                                                                    Weighted-      Per                Weighted-       Per
                                                                     Average     Share                 Average      Share
                                                          Earnings    Shares    Amount    Earnings      Shares     Amount
                                                          --------    ------    ------    --------      ------     ------
   Basic EPS:
         Net earnings available to
          common stockholders........................      $ 859    7,439,573    $ .12     $ 777      7,375,677     $ .11
                                                                                 =====                              =====

   Effect of dilutive securities-
         Incremental shares from assumed
          exercise of options........................          -      193,819                  -        175,210
                                                           -----    ---------              -----      ---------

   Diluted EPS:
         Net earnings available to
          common stockholders
          and assumed conversions....................      $ 859    7,633,392    $ .11     $ 777      7,550,887     $ .10
                                                           =====    =========    =====     =====      =========     =====

   Shares not included in the computations of diluted earnings per share because the option exercise price was not less than the average market price are as follows:

                                                                 Number of      Price         Year        Year
                                                                  Shares        Range        Issued      Expires
                                                                  ------        -----        ------      -------
         For the three months ended:
              March 31, 2001................................      12,926    $ 8.45-10.71    1998-1999    2008-2009

              March 31, 2000................................     239,044    $ 7.42-10.71    1998-1999    2008-2009

5. Cash Dividends. On April 19, 2001, the Company's Board of Directors declared an annual cash dividend of $.10 per share payable on May 15, 2001 to shareholders of record on April 30, 2001.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

              Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2001, and for the three-month periods ended March 31, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

         Report on Review by Independent Certified Public Accountants

The Board of Directors
Gulf West Banks, Inc.
St. Petersburg, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Gulf West Banks, Inc. and Subsidiaries (the "Company") as of March 31, 2001, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2001 and 2000, and the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 19, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 16, 2001

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations

General

Gulf West Banks, Inc. ("Gulf West" or the "Company") is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Florida effective October 24, 1994. Gulf West's principal asset is all of the issued and outstanding shares of capital stock of Mercantile Bank, a Florida state banking corporation which is headquartered in St. Petersburg, Florida ("Mercantile").

Through its subsidiary, Mercantile, the Company provides a variety of personal and commercial banking services to customers located in the Florida counties of Pinellas, Hillsborough, and Pasco. The Company targets niche markets that are underserved by the larger regional banks. These markets include small to mid-size businesses and professional offices as well as individuals who expect a higher level of personalized attention.

The Company has local directorship and management actively involved in its market areas and committed to the economic growth and development of those markets. Local management allows the Company to provide faster, more responsive and flexible decision making which management believes is important to its targeted customer base.

Liquidity and Capital Resources

During the three months ended March 31, 2001, the Company's primary sources of funds consisted of loan principal repayments, borrowings and proceeds from the sale, maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, and to purchase securities available for sale. At March 31, 2001, the Company had commitments to originate loans totaling $16,347,000. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2001. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest-rate environment.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES


As a Florida-chartered commercial bank, Mercantile is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of March 31, 2001, Mercantile had liquidity of approximately $70 million or 18.8% of total deposits (net of secured deposits).

Management believes Mercantile was in compliance with all minimum capital requirements which it was subject to at March 31, 2001.

The following ratios and rates are presented for the dates and periods indicated:

                                                                       Three Months                     Three Months
                                                                              Ended       Year Ended           Ended
                                                                          March 31,     December 31,       March 31,
                                                                               2001             2000            2000
                                                                     ---------------  -------------- ----------------
        Average equity as a percentage
           of average assets..........................................       8.11%            7.62%           7.30%

        Equity to total assets at end of period.......................       7.96%            7.81%           7.28%

        Return on average assets (1)..................................        .77%             .83%           0.74%

        Return on average equity (1)..................................       9.46%           10.84%          10.16%

        Noninterest expenses to average assets (1)....................       3.37%            3.24%           3.30%

        Nonperforming loans and foreclosed real estate as
           a percentage of total assets at end of period..............        .07%             .01%           0.11%


(1)   Annualized for the three months ended March 31, 2001 and 2000.

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

                                                                                         Three Months Ended March 31,
                                                   ------------------------------------------------------------------
                                                                              2001                               2000
                                                   ------------------------------------------------------------------
                                                               Interest    Average                Interest    Average
                                                     Average        and     Yield/       Average       and     Yield/
                                                     Balance  Dividends       Rate       Balance Dividends       Rate
                                                   ---------  ---------   --------     --------- ---------  ---------
                                                                                      (Dollars in thousands)
Interest-earning assets:
   Loans (1).....................................  $ 318,889      6,832      8.57%     $ 288,633     6,050       8.38%
   Securities....................................     75,012      1,232      6.57         76,951     1,235       6.42
   Other interest-earning assets (2).............     11,011        154      5.59         13,519       193       5.71
                                                   ---------  ---------                --------- ---------

       Total interest-earning assets.............    404,912      8,218      8.12        379,103     7,478       7.89
                                                              ---------                          ---------

Noninterest-earning assets.......................     42,880                              40,538
                                                   ---------                           ---------

       Total assets..............................  $ 447,792                           $ 419,641
                                                   =========                           =========

Interest-bearing liabilities:
   Savings, NOW, money-market deposit
       accounts..................................    149,227      1,088      2.92        131,394       873       2.66
   Time deposit..................................    161,379      2,414      5.98        174,153     2,290       5.26
   Borrowings....................................     33,184        470      5.67         25,115       345       5.49
                                                   ---------  ---------                --------- ---------

       Total interest-bearing liabilities........    343,790      3,972      4.62        330,662     3,508       4.24
                                                              ---------                          ---------

Noninterest-bearing liabilities..................     67,666                              58,365
Stockholders' equity.............................     36,336                              30,614
                                                   ---------                           ---------

       Total liabilities and stockholders'
        equity...................................  $ 447,792                           $ 419,641
                                                   =========                           =========

Net interest income..............................             $   4,246                          $   3,970
                                                              =========                          =========

Interest-rate spread (3).........................                            3.50%                               3.65%
                                                                             ====                                ====

Net interest margin (4)..........................                            4.19%                               4.19%
                                                                             ====                                ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities..........       1.18                                1.15
                                                        ====                                ====


(1)  Includes loans on nonaccrual status.
(2) Includes Federal Home Loan Bank stock, federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

        Comparison of Three-Month Periods Ended March 31, 2001 and 2000


General. Net earnings for the three-months ended March 31, 2001 were $859,000 or $.12 per basic and $.11 per diluted share compared to $777,000 or $0.11 per basic and $0.10 per diluted share for 2000. The increase in earnings was primarily due to the gain on sale of investment securities recognized in 2001.

Interest Income and Expense. Interest income increased by $.7 million to $8.2 million for the three-month period ended March 31, 2001 from $7.5 million for the three months ended March 31, 2000. Interest on loans increased $.8 million to $6.8 million due to an increase in the average loan portfolio balance to $318.9 million from $288.6 million. Also the weighted-average yield earned in 2001 increased to 8.57% from 8.38% in 2000.

    Interest expense on deposits increased $.3 million to $3.5 million for the three-months ended March 31, 2001 from $3.2 million in 2000. The increase is due to an increase in the average interest-bearing deposits in 2001 to $310.6 million from $305.6 million. Also the weighted-average rate paid on these deposits in 2001 increased to 4.51% from 4.14% in 2000.

Provision for Loan Losses. The provision for loan losses is charged to income to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $157,000 for the three-month period ended March 31, 2001 compared to $223,000 for the same period in 2000. The allowance for loan losses is $3.3 million at March 31, 2001. While management believes that its allowance for loan losses is adequate as of March 31, 2001, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $949,000 in 2001 from $872,000 for the three- months ended March 31, 2000. Service charges on deposits increased in 2001 to $412,000 from $371,000 in 2000 due to pricing increases and growth in deposit accounts. Gains on the sale of securities was $206,000 for the three months ended March 31, 2001 compared to $23,000 for the prior year. The increases were partially offset by a decrease in leasing fees and commissions due to the cessation of the leasing business in the fourth quarter of 2000.

Noninterest Expense. Total noninterest expense increased to $3.8 million for the three-months ended March 31, 2001 from $3.5 million for the comparable period ended March 31, 2000, primarily from increases in employee compensation and occupancy expense resulting from the opening of three new offices in the fourth quarter of 2000. These increases were partially offset by a decrease in data processing due to moving this function in-house.

Income Taxes. The income tax provision for the three months ended March 31, 2001 was $408,000 or 32.2% of earnings before income taxes compared to $383,000 or 33.0% for the three months ended March 31, 2000.

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

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 2000.

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

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

      Exhibit Number   Description of Document
      --------------   ------------------------
         2/(1)/        Amended and Restated Agreement and Plan of Merger by and
                       among Citizens National Bank and Trust Company, Inc.,
                       Gulf West Banks, Inc. and Mercantile Bank
         3.1/(1)/      Articles of Incorporation of Gulf West Banks, Inc.
         3.2/(1)/      Bylaws of Gulf West Banks, Inc.
         3.3/(4)/      Articles of Amendment to Articles of Incorporation of
                       Gulf West Banks, Inc.
         10.1/(1)/     Form of Registration Rights Agreement with Gordon W.
                       Campbell and John Wm. Galbraith
         10.2/(1)/     Salary Continuation Agreements with Gordon W. Campbell,
                       Barry K. Miller, and Robert A. Blakley
         10.3/(5)/     Amended and Restated Contract of Employment with Gordon
                       W. Campbell
         10.4/(5)/     1995 Nonstatutory Stock Option Plan as Amended April 20,
                       2000
         10.5/(3)/     Agreement to transfer fiduciary accounts to SunTrust
                       Bank, Nature Coast
         10.6/(6)/     Executive Officer Bonus Program
         10.7/(5)/     Mercantile Bank Executive Severance Pay Plan
         10.8/(6)/     Executive Vice President Bonus Program
         11/(2)/       Statement regarding computation of per share earnings

     /(1)/ incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-37307).

     /(2)/ contained in Note 4 to the condensed consolidated financial statements set forth in this Form 10-Q.

     /(3)/ incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 8, 1998.

     /(4)/ incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on July 27, 1999.

     /(5)/ incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended June 30, 2000 as filed with the Securities and Exchange Commission on July 26, 2000.

     /(6)/ incorporated by reference to the exhibits included in Gulf West's Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 6, 2001.

(b)  Reports on Form 8-K

     One Form 8-K was filed by the Company during the quarter ended March 31, 2001. The Form 8-K announced that Robert A. Blakley, President of Mercantile Bank, assumed additional responsibilities as Chief Executive Officer of the Bank and Douglas Winton, Senior Executive Vice President of the Bank, was named Chief Operating Officer.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES


                                  SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GULF WEST BANKS, INC.
                                                    (Registrant)

Date:   May 1st, 2001                            By: /s/ Gordon W. Campbell
      --------------------                           ----------------------
                                                    Gordon W. Campbell, Chairman
                                                      of the Board and President

Date:   May 1st, 2001                            By: /s/ Barry K. Miller
      --------------------                          -------------------
                                                    Barry K. Miller, Secretary
                                                      (Chief Financial Officer)

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

                                 Exhibit Index

     Exhibit Number       Description of Document
     --------------       -----------------------
         2/(1)/           Amended and Restated Agreement and Plan of Merger by
                          and among Citizens National Bank and Trust Company,
                          Inc., Gulf West Banks, Inc. and Mercantile Bank
         3.1/(1)/         Articles of Incorporation of Gulf West Banks, Inc.
         3.2/(1)/         Bylaws of Gulf West Banks, Inc.
         3.3/(4)/         Articles of Amendment to Articles of Incorporation of
                          Gulf West Banks, Inc.
         10.1/(1)/        Form of Registration Rights Agreement with Gordon W.
                          Campbell and John Wm. Galbraith
         10.2/(1)/        Salary Continuation Agreements with Gordon W.
                          Campbell, Barry K. Miller, and Robert A. Blakley
         10.3/(5)/        Amended and Restated Contract of Employment with
                          Gordon W. Campbell
         10.4/(5)/        1995 Nonstatutory Stock Option Plan as Amended April
                          20, 2000
         10.5/(3)/        Agreement to transfer fiduciary accounts to SunTrust
                          Bank, Nature Coast
         10.6/(6)/        Executive Officer Bonus Program
         10.7/(5)/        Mercantile Bank Executive Severance Pay Plan
         10.8/(6)/        Executive Vice President Bonus Program
         11/(2)/          Statement regarding computation of per share earnings

     /(1)/ incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-37307).

     /(2)/ contained in Note 4 to the condensed consolidated financial statements set forth in this Form 10-Q.

     /(3)/ incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 8, 1998.

     /(4)/ incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on July 27, 1999.

     /(5)/ incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended June 30, 2000 as filed with the Securities and Exchange Commission on July 26, 2000.

     /(6)/ incorporated by reference to the exhibits included in Gulf West's Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 6, 2001.