Form 10-Q
period 2001-06-30
GULF WEST BANKS INC
filed 2001-08-02
CIK 932773

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2001

                    or

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________

                       Commission file number 000-23713

                                 GULF WEST BANKS, INC.
            (Exact Name of Registrant as Specified in its Charter)


             Florida                              59-3276590
(State or other Jurisdiction                   (I.R.S. Employer
       of Incorporation)                      Identification No.)

                            425 22nd Avenue, North
                        St. Petersburg, Florida  33704
                   (Address of principal executive offices)

                                (727) 894-5696
              Registrant's telephone number, including area code

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


Common stock, par value $1 per share                    7,467,797 shares
              (Class)                             Outstanding at June 30, 2001

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

                                     INDEX

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                                        PAGE
                                                                                    ----
 Condensed Consolidated Balance Sheets -
  June 30, 2001 (unaudited) and December 31, 2000.....................                 2

 Condensed Consolidated Statements of Earnings -
  Three and Six months ended June 30, 2001 and 2000 (unaudited).......                 3

 Condensed Consolidated Statement of Stockholders' Equity -
  Six Months Ended June 30, 2001 (unaudited)..........................                 4

 Condensed Consolidated Statements of Cash Flows -
  Six Months ended June 30, 2001 and 2000 (unaudited).................                 5

 Notes to Condensed Consolidated Financial Statements (unaudited).....               6-7

 Review By Independent Certified Public Accountants...................                 8

 Report on Review by Independent Certified Public Accountants.........                 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS............................................             10-15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....                16

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.............................................                17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........                17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................                18

SIGNATURES............................................................                19

EXHIBIT INDEX.........................................................                20

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    JUNE 30,     DECEMBER 31,
      ASSETS                                                          2001           2000
                                                                    --------     ------------
                                                                   (UNAUDITED)
Cash and due from banks.........................................    $ 14,322         11,389
Federal funds sold and interest-bearing deposits................      25,183         18,174
                                                                    --------        -------
     Total cash and cash equivalents............................      39,505         29,563

Securities available for sale...................................     101,846         74,962
Loans, net of allowance for loan losses of $3,384 and $3,195....     326,377        316,964
Cash surrender value of bank owned life insurance...............      13,661         13,388
Premises and equipment, net.....................................      13,169         12,920
Federal Home Loan Bank stock, at cost...........................       1,228          1,228
Accrued interest receivable.....................................       2,408          2,419
Deferred tax asset..............................................       1,071          1,130
Goodwill, net...................................................       1,322          1,362
Other assets....................................................         944          1,000
                                                                    --------        -------
     Total......................................................    $501,531        454,936
                                                                    ========        =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Noninterest-bearing demand deposits............................      72,910         74,546
 Savings, NOW and money-market deposits.........................     165,512        148,634
 Time deposits..................................................     163,825        168,874
                                                                    --------        -------
     Total deposits.............................................     402,247        392,054

 Federal Home Loan Bank advances................................      20,000         10,000
 Other borrowings...............................................      39,040         14,984
 Other liabilities..............................................       2,591          2,345
                                                                    --------        -------
     Total liabilities..........................................     463,878        419,383
                                                                    --------        -------
Stockholders' equity:
 Class A preferred stock, $5 par value, authorized
   1,000,000 shares, none issued or outstanding.................           -              -
 Common stock, $1 par value; 25,000,000 shares
   authorized, 7,467,797 and 7,422,140 issued and outstanding...       7,468          7,422
 Additional paid-in capital.....................................      27,291         27,070
 Retained earnings..............................................       2,456          1,194
 Accumulated other comprehensive income (loss)..................         438           (133)
                                                                    --------        -------
     Total stockholders' equity.................................      37,653         35,553
                                                                    --------        -------
     Total......................................................    $501,531        454,936
                                                                    ========        =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,                JUNE 30,
                                                        -----------------------   ---------------------
                                                            2001        2000         2001        2000
                                                        ----------    ---------   ---------   ---------
                                                              (UNAUDITED)               (UNAUDITED)
Interest income:
 Loans...............................................   $    6,913        6,316      13,745      12,365
 Interest on securities..............................        1,451        1,169       2,683       2,404
 Other interest-earning assets.......................          236          191         390         384
                                                        ----------    ---------   ---------   ---------
  Total interest income..............................        8,600        7,676      16,818      15,153
                                                        ----------    ---------   ---------   ---------
Interest expense:
 Deposits............................................        3,291        3,232       6,793       6,395
 Other borrowings....................................          580          317       1,050         662
                                                        ----------    ---------   ---------   ---------
  Total interest expense.............................        3,871        3,549       7,843       7,057
                                                        ----------    ---------   ---------   ---------
  Net interest income................................        4,729        4,127       8,975       8,096

Provision for loan losses............................          196           57         353         280
                                                        ----------    ---------   ---------   ---------
  Net interest income after provision for loan
   losses............................................        4,533        4,070       8,622       7,816
                                                        ----------    ---------   ---------   ---------
Noninterest income:
 Service charges on deposit accounts.................          450          365         862         736
 Leasing fees and commissions........................            -          143           -         298
 Income earned on bank owned life insurance..........          135          130         272         266
 Gain on sale of securities available for sale.......           32            -         238          23
 Other...............................................          188          229         382         417
                                                        ----------    ---------   ---------   ---------
  Total noninterest income...........................          805          867       1,754       1,740
                                                        ----------    ---------   ---------   ---------
Noninterest expense:
 Salaries and employee benefits......................        2,104        2,027       4,235       4,031
 Occupancy...........................................          771          673       1,511       1,320
 Data processing.....................................           47           83         102         239
 Advertising.........................................          116           82         218         173
 Stationery and supplies.............................          127          106         253         188
 Other...............................................          430          428       1,047         907
                                                        ----------    ---------   ---------   ---------
  Total noninterest expense..........................        3,595        3,399       7,366       6,858
                                                        ----------    ---------   ---------   ---------
Earnings before income taxes.........................        1,743        1,538       3,010       2,698

  Income taxes.......................................          594          528       1,002         911
                                                        ----------    ---------   ---------   ---------
Net earnings.........................................   $    1,149        1,010       2,008       1,787
                                                        ==========    =========   =========   =========
Basic earnings per share.............................         $.15          .14         .27         .24
                                                        ==========    =========   =========   =========
Weighted-average number of  shares outstanding for
 basic...............................................    7,459,909    7,404,767   7,449,511   7,388,393
                                                        ==========    =========   =========   =========
Diluted earnings per share...........................         $.15          .13         .26         .24
                                                        ==========    =========   =========   =========
Weighted-average number of  shares outstanding for
 diluted.............................................    7,653,002    7,584,685   7,639,862   7,563,863
                                                        ==========    =========   =========   =========
Dividends per share..................................         $.10            -         .10           -
                                                        ==========    =========   =========   =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)



                                                                                            ACCUMULATED
                                                                                               OTHER
                                                COMMON STOCK       ADDITIONAL              COMPREHENSIVE     TOTAL
                                           ----------------------   PAID-IN    RETAINED       INCOME      STOCKHOLDERS'
                                              SHARES      AMOUNT    CAPITAL    EARNINGS       (LOSS)         EQUITY
                                           ------------   -------   --------   ---------   -------------  ------------

Balance at December 31, 2000............      7,422,140    $7,422     27,070      1,194             (133)   35,553
                                                                                                            ------
Comprehensive income:
  Net earnings (unaudited)..............              -         -          -      2,008                -     2,008

  Net change in unrealized gain on
     securities available for sale,
     net of taxes of $340 (unaudited)...              -         -          -          -              571       571
                                                                                                            ------
  Comprehensive income (unaudited)......              -         -          -          -                -     2,579
                                                                                                            ------
Shares issued under stock option
  plan (unaudited)......................         27,680        28        123          -                -       151
                                                                                                            ------
Dividends paid (unaudited)..............              -         -          -       (746)               -      (746)
                                                                                                            ------
Shares sold to employees (unaudited)....         17,977        18         98          -                -       116
                                           ------------   -------   --------   --------    -------------    ------
Balance at June 30, 2001 (unaudited)....      7,467,797    $7,468     27,291      2,456              438    37,653
                                           ============   =======   ========   ========    =============    ======

See accompanying Notes to Condensed Consolidated Financial Statements.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)


                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        -------------------
                                                                          2001       2000
                                                                        --------  ---------
                                                                             (UNAUDITED)
Cash flows from operating activities:
 Net earnings........................................................   $  2,008      1,787
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation......................................................        630        563
   Provision for loan losses.........................................        353        280
   Net amortization of fees, premiums and discounts..................        264        152
   Deferred income tax provision.....................................       (281)      (106)
   Income from mortgage banking activity.............................        (54)       (31)
   Proceeds from sales of loans held for sale........................      4,551      2,725
   Originations of loans held for sale...............................     (4,497)    (2,694)
   Decrease (increase) in accrued interest receivable................         11         (6)
   Increase in other assets..........................................       (177)      (295)
   Net proceeds from sale of foreclosed real estate..................          -         43
   Increase (decrease) in other liabilities..........................        246       (127)
   Gain on sale of securities available for sale.....................       (238)       (23)
                                                                        --------    -------
    Net cash provided by operating activities........................      2,816      2,268
                                                                        --------    -------
Cash flows from investing activities:
 Purchase of securities available for sale...........................    (48,207)   (13,752)
 Proceeds from sales and maturity of securities available for sale...     14,217      8,356
 Principal repayments on securities available for sale...............      8,142      4,180
 Purchase of Federal Home Loan Bank stock............................          -     (1,228)
 Purchase of premises and equipment, net.............................       (879)      (696)
 Net increase in loans...............................................     (9,917)   (12,790)
                                                                        --------    -------
    Net cash used in investing activities............................    (36,644)   (15,930)
                                                                        --------    -------
Cash flows from financing activities:
 Net increase in deposits............................................     10,193     10,936
 Net increase in Federal Home Loan Bank advances.....................     10,000     10,000
 Net increase (decrease) of other borrowings.........................     24,056     (7,040)
 Dividends paid......................................................       (746)         -
 Issuance of common stock............................................        267        283
                                                                        --------    -------
    Net cash provided by financing activities........................     43,770     14,179
                                                                        --------    -------
    Net increase in cash and cash equivalents........................      9,942        517

Cash and cash equivalents at beginning of period.....................     29,563     24,247
                                                                        --------    -------
Cash and cash equivalents at end of period...........................   $ 39,505     24,764
                                                                        ========    =======
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest..........................................................   $  7,743      7,007
                                                                        ========    =======
   Income taxes......................................................   $    950        980
                                                                        ========    =======
 Noncash transactions:

   Reclassification of foreclosed real estate to loans...............   $      -         74
                                                                        ========    =======
   Accumulated other comprehensive income (loss), net change in
    unrealized gain on securities available for sale, net of tax.....   $    571       (220)
                                                                        ========    =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL. In the opinion of the management, the accompanying condensed consolidated financial statements of Gulf West Banks, Inc. and Subsidiaries (the "Company") contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2001, and the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 and the cash flows for the six-month periods ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. LOAN IMPAIRMENT AND LOSSES. The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans is as follows:


                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                      ----------------
                                                                        2001     2000
                                                                      -------- -------
                                                                        (IN THOUSANDS)
  Gross loans with no related allowance, at end of period......       $2,505     2,546
                                                                      ======     =====
  Average net investment in impaired loans.....................       $2,521     2,546
                                                                      ======     =====
  Interest income recognized on impaired loans.................       $  127       104
                                                                      ======     =====
  Interest income received on impaired loans...................       $  128       164
                                                                      ======     =====

The activity in the allowance for loan losses is as follows:

                                                                  THREE MONTHS ENDED  SIX MONTHS ENDED
                                                                         JUNE 30,         JUNE 30,
                                                                   ----------------  -----------------
                                                                     2001     2000     2001      2000
                                                                   -------- -------  --------  -------
                                                                                (IN THOUSANDS)
 Balance at beginning of period................................     $3,253    2,934     3,195    2,849
 Provision for loan losses.....................................        196       57       353      280
 Charge-offs, net of recoveries................................        (65)       2      (164)    (136)
                                                                    ------    -----   -------    -----
 Balance at end of period......................................     $3,384    2,993     3,384    2,993
                                                                    ======    =====   =======    =====

                                                                     (continued)

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

3. EARNINGS PER SHARE ("EPS"). The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. All per share amounts reflect the 5% stock dividend declared September 21, 2000 (dollars in thousands, except per share amounts).


                                                   2001                            2000
                                      ------------------------------  -------------------------------
                                                WEIGHTED-     PER               WEIGHTED-      PER
                                                 AVERAGE     SHARE               AVERAGE      SHARE
                                      EARNINGS    SHARES     AMOUNT   EARNINGS    SHARES      AMOUNT
                                      -------   ---------   --------   -------   ---------   --------
THREE MONTHS ENDED JUNE 30:
Basic EPS:
 Net earnings available to
  common stockholders..............    $1,149   7,459,909       $.15    $1,010   7,404,767    $.14
                                       ======               ========   =======               =====
Effect of dilutive securities-
 Incremental shares from assumed
  exercise of options..............               193,093                          179,918
                                                ---------                        ---------
Diluted EPS:
 Net earnings available to
  common stockholders
  and assumed conversions..........    $1,149   7,653,002       $.15    $1,010   7,584,685    $.13
                                       ======   =========   ========   =======   =========   =====
SIX MONTHS ENDED JUNE 30:
Basic EPS:
 Net earnings available to
  common stockholders..............    $2,008   7,449,511       $.27    $1,787   7,388,393    $.24
                                       ======               ========   =======               =====
Effect of dilutive securities-
 Incremental shares from assumed
  exercise of options..............               190,351                          175,470
                                                ---------                        ---------
Diluted EPS:
 Net earnings available to
  common stockholders
  and assumed conversions..........    $2,008   7,639,862       $.26    $1,787   7,563,863    $.24
                                       ======   =========   ========   =======   =========   =====

  Shares not included in the computations of diluted earnings per share because the option exercise price was not less than the average market price of common share are as follows:


                                     NUMBER OF      PRICE         YEAR        YEAR
                                      SHARES        RANGE        ISSUED     EXPIRING
                                     ---------   ------------   ---------   ---------
     For the three months ended
       June 30, 2001..............      12,926    $8.45-10.71   1998-1999   2008-2009
       June 30, 2000..............      12,926    $8.45-10.71   1998-1999   2008-2009

     For the six months ended
       June 30, 2001..............      12,926    $8.45-10.71   1998-1999   2008-2009
       June 30, 2000..............     209,171     7.59-10.71   1998-1999   2008-2009

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

              REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2001, and for the three-month and six-month periods ended June 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Gulf West Banks, Inc.
St. Petersburg, Florida:

  We have reviewed the condensed consolidated balance sheet of Gulf West Banks, Inc. and Subsidiaries (the "Company") as of June 30, 2001, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2001 and 2000, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000 and the condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

  We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 19, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



HACKER, JOHNSON & SMITH PA
Tampa, Florida
July 17, 2001

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2001, the Company's primary sources of funds consisted of deposit inflows, loan principal repayments, advances from the Federal Home Loan Bank, other borrowings and proceeds from the maturity, sale and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, and to purchase available for sale securities. At June 30, 2001, the Company had commitments to originate loans totaling $14,438,000. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2001. Management also believes that, if so desired, it can adjust the rates on time deposits to both attract and/or retain deposits in a changing interest-rate environment.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

As a Florida-chartered commercial bank, Mercantile is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of June 30, 2001, Mercantile had liquidity of approximately $87.6 million, or approximately 22.2% of total deposits (net of secured deposits).

Management believes Mercantile was in compliance with all minimum capital requirements which it was subject to at June 30, 2001.

The following ratios and rates are presented for the dates and periods indicated:


                                                           SIX MONTHS                   SIX MONTHS
                                                              ENDED       YEAR ENDED       ENDED
                                                            JUNE 30,     DECEMBER 31,    JUNE 30,
                                                              2001          2000           2000
                                                           ----------    ------------    --------
    Average equity as a percentage
      of average assets.................................         7.88%           7.62%       7.40%

    Equity to total assets at end of period.............         7.51%           7.81%       7.45%

    Return on average assets (1)........................          .86%           0.83%       0.85%

    Return on average equity (1)........................        10.96%          10.84%      11.49%

    Noninterest expenses to average assets (1)..........         3.17%           3.24%       3.26%

    Nonperforming loans and foreclosed real estate as
      a percentage of total assets at end of period.....         0.04%           0.01%       0.16%

----------
(1) Annualized for the six months ended June 30, 2001 and 2000.
                                                            (continued)

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


                                                                   THREE MONTHS ENDED JUNE 30,
                                                  ------------------------------------------------------------
                                                                2001                        2000
                                                  ----------------------------  ------------------------------
                                                             INTEREST  AVERAGE            INTEREST    AVERAGE
                                                  AVERAGE       AND    YIELD/   AVERAGE      AND       YIELD/
                                                  BALANCE    DIVIDENDS  RATE    BALANCE   DIVIDENDS     RATE
                                                  --------    ------   ------- ---------   ---------   ------
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans (1)....................................    $325,285     6,913   8.50%    $296,202       6,316     8.53%
 Securities...................................      90,802     1,451   6.39       71,305       1,169     6.56
 Other interest-earning assets (2)............      21,135       236   4.47       12,138         191     6.29
                                                  --------    ------           ---------   ---------
  Total interest-earning assets...............     437,222     8,600   7.87      379,645       7,676     8.09
                                                              ------                       ---------
Noninterest-earning assets....................      44,243                        40,952
                                                  --------                     ---------
  Total assets................................    $481,465                      $420,597
                                                  ========                     =========
Interest-bearing liabilities:
 Savings, NOW accounts and
  money-market deposits.......................     157,391       908   2.31      134,943         961     2.85
 Time deposits................................     165,699     2,383   5.75      168,971       2,271     5.38
 Borrowings...................................      47,462       580   4.89       21,182         317     5.99
                                                  --------    ------           ---------   ---------
  Total interest-bearing liabilities..........     370,552     3,871   4.18      325,096       3,549     4.37
                                                              ------                       ---------
Noninterest-bearing liabilities...............      73,867                        63,878
Stockholders' equity..........................      37,046                        31,623
                                                  --------                     ---------
  Total liabilities and stockholders'
   equity.....................................    $481,465                     $ 420,597
                                                  ========                     =========
Net interest income...........................                $4,729                          $4,127
                                                              ======                       =========
Interest-rate spread (3)......................                         3.69%                             3.72%
                                                                       ====                            ======
Net interest margin (4).......................                         4.33%                             4.35%
                                                                       ====                            ======
Ratio of average interest-earning assets to
 average interest-bearing liabilities.........        1.18                          1.17
                                                  ========                     =========

--------------
(1)   Includes loans on nonaccrual status.
(2)   Includes federal funds sold, interest-bearing deposits and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

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


                                                                        SIX MONTHS ENDED JUNE 30,
                                                  --------------------------------------------------------------
                                                                 2001                          2000
                                                  -----------------------------    -----------------------------
                                                             INTEREST   AVERAGE               INTEREST   AVERAGE
                                                  AVERAGE      AND      YIELD/     AVERAGE       AND     YIELD/
                                                  BALANCE    DIVIDENDS   RATE      BALANCE    DIVIDENDS   RATE
                                                  --------   ---------  -------    -------    ---------  -------
                                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans (1)....................................    $322,105     13,745      8.53%    $292,389    12,365   8.46%
 Securities...................................      82,938      2,683      6.47       74,129     2,404   6.49
 Other interest-earning assets (2)............      16,114        390      4.84       12,956       384   5.93
                                                  --------    -------              ---------   -------
  Total interest-earning assets...............     421,157     16,818      7.99      379,474    15,153   7.99
                                                              -------                          -------
Noninterest-earning assets....................      43,564                            40,645
                                                  --------                         ---------
  Total assets................................    $464,721                          $420,119
                                                  ========                         =========
Interest-bearing liabilities:
 Savings, NOW accounts and
  money-market deposits.......................     153,331      1,996      2.60      133,155     1,834   2.75
 Time deposits................................     163,551      4,797      5.87      171,562     4,561   5.32
 Borrowings...................................      40,363      1,050      5.20       23,148       662   5.72
                                                  --------    -------              ---------   -------
  Total interest-bearing liabilities..........     357,245      7,843      4.39      327,865     7,057   4.30
                                                              -------                          -------
Noninterest-bearing liabilities...............      70,846                            61,145
Stockholders' equity..........................      36,630                            31,109
                                                  --------                         ---------
  Total liabilities and stockholders'
   equity.....................................    $464,721                          $420,119
                                                  ========                         =========
Net interest income...........................                $ 8,975                          $ 8,096
                                                              =======                          =======
Interest-rate spread (3)......................                             3.60%                         3.69%
                                                                        =======                          ====
Net interest margin (4).......................                             4.26%                         4.27%
                                                                        =======                          ====
Ratio of average interest-earning assets to
 average interest-bearing liabilities.........        1.18                              1.16
                                                  ========                         =========

------------------
(1)   Includes loans on nonaccrual status.
(2)   Includes federal funds sold, interest-bearing deposits and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

        COMPARISON OF THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

 GENERAL. Net earnings for the three months ended June 30, 2001 were $1,149,000 or $.15 per basic and diluted share compared to $1,010,000 or $.14 per basic and $.13 per diluted share for 2000. The increase in earnings was primarily due to an increase in net interest income partially offset by an increase in noninterest expenses.

 INTEREST INCOME AND EXPENSE. Interest income increased to $8.6 million for the three-month period ended June 30, 2001 from $7.7 million for the three months ended June 30, 2000. Interest on loans increased to $6.9 million for the three-month period ended June 30, 2000 from $6.3 million for the three-month period ended June 30, 2000 due to a $29.1 million increase in the average loan portfolio balance in 2001 only partially offset by a decrease in the weighted-average yield earned in 2001 to 8.50% from 8.53% in 2000. Interest on securities increased from $1.2 million for the three months ended June 30, 2000 to $1.5 million for the three months ended June 30, 2001 due to a $19.5 million increase in the average investment portfolio balance only partially offset by a decrease in the weighted-average yield earned in 2001 to 6.39% from 6.56% in 2000. Interest on other interest-earning assets increased from $191,000 for the three months ended June 30, 2000 to $236,000 for the three months ended June 30, 2001 due to a $9.0 million increase in the average balance of other interest-earning assets in 2001 only partially offset by a decrease in the weighted-average yield earned in 2001 to 4.47% from 6.29% in 2000.

   Interest expense on deposits increased to $3.3 million for the three months ended June 30, 2001 from $3.2 million in 2000. The increase is due primarily to a $19.2 million increase in the average deposits in 2001 only partially offset by a decrease in the weighted-average rate paid on deposits in 2001 to 4.07% from 4.25% in 2001. Interest on borrowings increased from $317,000 for the three months ended June 30, 2000 to $580,000 for the three months ended June 30, 2001 due to a $26.3 million increase in the average borrowings balance in 2001 which was partially offset by a decrease in the weighted-average rate paid in 2001 to 4.89% from 5.99% in 2000.

 PROVISION FOR LOAN LOSSES. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $196,000 for the three-month period ended June 30, 2001 compared to $57,000 for the same period in 2000. The allowance for loan losses is $3.4 million at June 30, 2001. While management believes its allowance for loan losses is adequate as of June 30, 2001, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

 NONINTEREST INCOME. Noninterest income decreased to $805,000 for the three months ended June 30, 2001 from $867,000 for the three months ended June 30, 2000. The decrease was primarily due to the decrease in leasing fees and commissions from $143,000 for the three-month ended June 30, 2000 to no leasing fees and commissions in 2001, due to the cessation of the leasing business in the fourth quarter of 2000. These decreases were partially offset by an increase in service charges on deposits to $450,000 for the three months ended 2001 from $365,000 for the three-months ended June 30, 2000 due to pricing increases and growth in deposit accounts.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

 NONINTEREST EXPENSE. Total noninterest expense increased to $3.6 million for the three months ended June 30, 2001 from $3.4 million for the comparable period ended June 30, 2000. Increases resulted primarily from increases in employee compensation and occupancy expense resulting from the opening of three new offices in the fourth quarter of 2000. These increases were partially offset by a decrease in data processing due to moving a majority of this function in-house.

 INCOME TAXES. The income tax provision for the three months ended June 30, 2001 was $594,000 or 34.1% of earnings before income taxes compared to $528,000 or 34.3% for the three months ended June 30, 2000.

         COMPARISON OF SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

 GENERAL. Net earnings for the six months ended June 30, 2001 were $2.0 million or $.27 per basic and $.26 per diluted share compared to $1.8 million or $.24 per basic and diluted share for 2000. The increase in earnings was primarily due to an increase in net interest income partially offset by an increase in noninterest expenses.

 INTEREST INCOME AND EXPENSE. Interest income increased to $16.8 million for the six-month period ended June 30, 2001 from $15.2 million for the six months ended June 30, 2000. Interest on loans increased to $13.7 million for the six months ended June 30, 2001 from $12.4 million for the six months ended in 2000 due to a $29.7 million increase in the average loan portfolio balance in 2001 and an increase in the weighted-average yield earned in 2001 to 8.53% from 8.46% in 2000. Interest on securities increased to $2.7 million for the six months ended June 30, 2001 from $2.4 million for the six months ended June 30, 2000 due to a $8.8 million increase in the average securities portfolio in 2001 only partially offset by a decrease in the weighted-average yield earned in 2001 to 6.47% from 6.49% in 2000. Interest on other interest-earning assets increased from $384,000 for the six months ended June 30, 2000 to $390,000 for the six months ended June 30, 2001 due to a $3.2 million increase in the average balance of other interest-earning assets in 2001 only partially offset by a decrease in the weighted-average yield earned in 2001 to 4.84% from 5.93% in 2000.

   Interest expense on deposits increased to $6.8 million for the six months ended June 30, 2001 from $6.4 million in 2000. The increase is due to a $12.2 million increase in the average deposits in 2001. Interest on borrowings increased from $662,000 for the six months ended June 30, 2000 to $1.1 million for the six months ended June 30, 2001 due to a $17.2 million increase in the average borrowings balance in 2001 only partially offset by a decrease in the weighted-average rate paid in 2001 to 5.20% from 5.72% in 2000.

 PROVISION FOR LOAN LOSSES. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $353,000 for the six-month period ended June 30, 2001 compared to $280,000 for the same period in 2000. The allowance for loan losses is $3.4 million at June 30, 2001. While management believes its allowance for loan losses is adequate as of June 30, 2001, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

 NONINTEREST INCOME. Noninterest income increased to $1,754,000 in 2001 from $1,740,000 in 2000. Service charges on deposits increased to $862,000 for the six-months ended June 30, 2001 from $736,000 for the six months ended June 30, 2000. The increase resulted from pricing increases and growth in deposit accounts. Gains on the sale of securities available for sale increased to $238,000 in 2001 from $23,000 in 2000. These increases were partially offset by a decrease in leasing fees and commissions from $298,000 for the six months ended June 30, 2000 to no leasing fees and commissions for 2001 due to the cessation of the leasing business in the fourth quarter of 2000.

 NONINTEREST EXPENSE. Total noninterest expense increased to $7.4 million for the six months ended June 30, 2001 from $6.9 million for the comparable period ended June 30, 2000. Increases resulted primarily from increases in employee compensation and occupancy expense resulting from the opening of three new offices in the fourth quarter of 2000. These increases were partially offset by a decrease in data processing due to moving a majority of this function in-house.

 INCOME TAXES.  The income tax provision for the six months ended June 30, 2001 was $1,002,000 or 33.3% of earnings before income taxes compared to $911,000 or 33.8% for the period ended June 30, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest-rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the "Annual Meeting") of Gulf West Banks, Inc., was held on April 19, 2001, to consider the election of four directors with terms expiring at the 2003 and 2004 Annual Meeting.

At the Annual Meeting, 6,700,807 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting with a summary of the votes cast for each nominee:

                                  TERM      FOR      AGAINST   ABSTAIN
                                  ----   ---------   -------   -------
           Robert A. Blakely...   2003   6,626,415    74,392        --
           Austin L. Fillman...   2004   6,626,168    74,639        --
           Thomas M. Harris....   2004   6,626,378    74,429        --
           Ross E. Roeder......   2004   6,625,960    74,847        --

In addition to the foregoing, the following individuals are directors of Gulf West whose terms continued after the Annual Meeting:

       Gordon W. Campbell                       Algis Koncius
       John Cooper Petagna                      Louis P. Ortiz, CPA
                                                P.N. Risser III

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NUMBER           DESCRIPTION OF DOCUMENT
--------------           -----------------------

    2(1)               Amended and Restated Agreement and Plan of
                       Merger by and among Citizens National Bank and Trust
                       Company, Inc., Gulf West Banks, Inc. and Mercantile Bank
    3.1(1)             Articles of Incorporation of Gulf West Banks, Inc.
    3.2(1)             Bylaws of Gulf West Banks, Inc.
    3.3(4)             Articles of Amendment to Articles of Incorporation of
                       Gulf West Banks, Inc.
    10.1(1)            Form of Registration Rights Agreement with Gordon W.
                       Campbell and John Wm. Galbraith
    10.2(1)            Salary Continuation Agreements with Gordon W. Campbell,
                       Barry K. Miller, and Robert A. Blakley
    10.3(5)            Amended and Restated Contract of Employment with Gordon
                       W. Campbell
    10.4(5)            1995 Nonstatutory Stock Option Plan as Amended April 20,
                       2000
    10.5(3)            Agreement to transfer fiduciary accounts to SunTrust
                       Bank, Nature Coast
    10.6(6)            Executive Officer Bonus Program
    10.7(5)            Mercantile Bank Executive Severance Pay Plan
    10.8(6)            Executive Vice President Bonus Program
    11(2)              Statement regarding computation of per share earnings

  (1) incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-37307).

  (2) contained in Note 3 to the condensed consolidated financial statements set forth in this Form 10-Q.

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

  (6) incorporated by reference to the exhibits included in Gulf West's Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 6, 2001.

(b)  Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

                                  SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GULF WEST BANKS, INC.
                                (Registrant)



Date:   August 2, 2001          By:   /s/ Gordon W. Campbell
       -----------------------       -----------------------------------------
                                     Gordon W. Campbell, Chairman of the Board
                                     and President



Date:   August 2, 2001          By:   /s/ Barry K. Miller
       -----------------------       -------------------------------------
                                     Barry K. Miller, Secretary
                                     (Chief Financial Officer)

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT NUMBER           DESCRIPTION OF DOCUMENT
--------------           -----------------------

    2(1)               Amended and Restated Agreement and Plan of
                       Merger by and among Citizens National Bank and Trust
                       Company, Inc., Gulf West Banks, Inc. and Mercantile Bank
    3.1(1)             Articles of Incorporation of Gulf West Banks, Inc.
    3.2(1)             Bylaws of Gulf West Banks, Inc.
    3.3(4)             Articles of Amendment to Articles of Incorporation of
                       Gulf West Banks, Inc.
    10.1(1)            Form of Registration Rights Agreement with Gordon W.
                       Campbell and John Wm. Galbraith
    10.2(1)            Salary Continuation Agreements with Gordon W. Campbell,
                       Barry K. Miller, and Robert A. Blakley
    10.3(5)            Amended and Restated Contract of Employment with Gordon
                       W. Campbell
    10.4(5)            1995 Nonstatutory Stock Option Plan as Amended April 20,
                       2000
    10.5(3)            Agreement to transfer fiduciary accounts to SunTrust
                       Bank, Nature Coast
    10.6(6)            Executive Officer Bonus Program
    10.7(5)            Mercantile Bank Executive Severance Pay Plan
    10.8(6)            Executive Vice President Bonus Program
    11(2)              Statement regarding computation of per share earnings

  (1) incorporated by reference to the exhibits included in Amendment No. 2 to Gulf West's S-4 Registration Statement, as filed with the Securities and Exchange Commission on December 4, 1997 (Registration No. 333-37307).

  (2) contained in Note 3 to the condensed consolidated financial statements set forth in this Form 10-Q.

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

  (6) incorporated by reference to the exhibits included in Gulf West's Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 6, 2001.