Form 10-Q
period 2001-09-30
GULF WEST BANKS INC
filed 2001-11-07
CIK 932773

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---
of 1934.

For the quarterly period ended September 30, 2001

                    or

__ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________

                                 Commission file number 000-23713
                                                        ---------

                             GULF WEST BANKS, INC.
                             ---------------------
            (Exact Name of Registrant as Specified in its Charter)


         Florida                                                  59-3276590
----------------------------                                  ----------------
(State or other Jurisdiction                                  (I.R.S. Employer
of Incorporation)                                            Identification No.)

                            425 22nd Avenue, North
                        St. Petersburg, Florida  33704
                        ------------------------------
                   (Address of principal executive offices)


                                (727) 894-5696
                   -----------------------------------------
              Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such quarterly reports), and (2) has been subject to such filing requirements for the past 90 days:


                                 YES  X    NO ___
                                     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock, par value $1 per share                            7,470,367 shares
------------------------------------           ---------------------------------
        (class)                                Outstanding at September 30, 2001


================================================================================

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

                                     INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                                               Page
                                                                                                           ----
 Condensed Consolidated Balance Sheets -
  September 30, 2001 (unaudited) and December 31, 2000.................................................     2

 Condensed Consolidated Statements of Earnings -
  Three and Nine months ended September 30, 2001 and 2000 (unaudited)..................................     3

 Condensed Consolidated Statement of Stockholders' Equity -
  Nine Months Ended September 30, 2001 (unaudited).....................................................     4

 Condensed Consolidated Statements of Cash Flows -
  Nine Months ended September 30, 2001 and 2000 (unaudited)............................................     5

 Notes to Condensed Consolidated Financial Statements (unaudited)......................................   6-7

 Review By Independent Certified Public Accountants....................................................     8

 Report on Review by Independent Certified Public Accountants..........................................     9

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................................................. 10-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk....................................     16

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.............................................................................     16

Item 6. Exhibits and Reports on Form 8-K..............................................................     17

SIGNATURES............................................................................................     18

Exhibit Index.........................................................................................     19

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                         Item 1. Financial Statements

                     Condensed Consolidated Balance Sheets
               (Dollars in thousands, except per share amounts)


                                                                   September 30,   December 31,
                                                                   -------------  ------------
      Assets                                                           2001           2000
                                                                       ----           ----
                                                                    (unaudited)
Cash and due from banks........................................       $ 13,697       11,389
Federal funds sold and interest-bearing deposits...............         15,965       18,174
                                                                      --------      -------

     Total cash and cash equivalents...........................         29,662       29,563

Securities available for sale..................................         98,467       74,962
Loans, net of allowance for loan losses of $3,352 and $3,195...        331,821      316,964
Cash surrender value of bank owned life insurance..............         13,799       13,388
Premises and equipment, net....................................         13,094       12,920
Federal Home Loan Bank stock, at cost..........................          1,228        1,228
Accrued interest receivable....................................          2,318        2,419
Deferred tax asset.............................................          1,071        1,130
Goodwill, net..................................................          1,302        1,362
Other assets...................................................            838        1,000
                                                                      --------      -------

     Total.....................................................       $493,600      454,936
                                                                      ========      =======

   Liabilities and Stockholders' Equity

Liabilities:
 Noninterest-bearing demand deposits...........................         75,262       74,546
 Savings, NOW and money-market deposits........................        170,597      148,634
 Time deposits.................................................        146,911      168,874
                                                                      --------      -------

     Total deposits............................................        392,770      392,054

 Federal Home Loan Bank advances...............................         20,000       10,000
 Other borrowings..............................................         37,493       14,984
 Other liabilities.............................................          3,738        2,345
                                                                      --------      -------

     Total liabilities.........................................        454,001      419,383
                                                                      --------      -------

Stockholders' equity:
 Class A preferred stock, $5 par value, authorized
   1,000,000 shares, none issued or outstanding................              -            -
 Common stock, $1 par value; 25,000,000 shares
   authorized, 7,470,367 and 7,422,140 issued and outstanding..          7,470        7,422
 Stock dividend distributable October 19, 2001.................            374            -
 Additional paid-in capital....................................         30,218       27,070
 Retained earnings.............................................            568        1,194
 Accumulated other comprehensive income (loss).................            969         (133)
                                                                      --------      -------

     Total stockholders' equity................................         39,599       35,553
                                                                      --------      -------

     Total.....................................................       $493,600      454,936
                                                                      ========      =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Earnings
               (Dollars in thousands, except per share amounts)


                                                     Three Months Ended     Nine Months Ended
                                                        September 30,         September 30,
                                                     ------------------     -----------------
                                                     2001          2000     2001         2000
                                                     ----          ----     ----         ----
                                                             (unaudited)           (unaudited)
Interest income:
 Loans..........................................  $    6,804      6,428     20,549     18,793
 Securities.....................................       1,645      1,303      4,328      3,707
 Other interest-earning assets..................         131        195        521        579
                                                  ----------  ---------  ---------  ---------

  Total interest income.........................       8,580      7,926     25,398     23,079
                                                  ----------  ---------  ---------  ---------

Interest expense:
 Deposits.......................................       2,911      3,433      9,704      9,828
 Other borrowings...............................         546        496      1,596      1,158
                                                  ----------  ---------  ---------  ---------

  Total interest expense........................       3,457      3,929     11,300     10,986
                                                  ----------  ---------  ---------  ---------

  Net interest income...........................       5,123      3,997     14,098     12,093

Provision for loan losses.......................         221         47        574        327
                                                  ----------  ---------  ---------  ---------

  Net interest income after
   provision for loan losses....................       4,902      3,950     13,524     11,766
                                                  ----------  ---------  ---------  ---------

Noninterest income:
 Service charges on deposit accounts............         482        373      1,344      1,109
 Leasing fees and commissions...................           -        101          -        399
 Income earned on bank owned life insurance.....         138        132        410        398
 Gain on sale of securities available for sale..         156          -        394         23
 Other..........................................         193        208        575        625
                                                  ----------  ---------  ---------  ---------

  Total noninterest income......................         969        814      2,723      2,554
                                                  ----------  ---------  ---------  ---------

Noninterest expense:
 Salaries and employee benefits.................       2,253      2,072      6,488      6,103
 Occupancy expense..............................         761        666      2,272      1,986
 Data processing................................          58         46        160        285
 Advertising....................................          98         96        316        269
 Stationery and supplies........................         114        112        367        300
 Other..........................................         426        395      1,473      1,302
                                                  ----------  ---------  ---------  ---------

  Total noninterest expense.....................       3,710      3,387     11,076     10,245
                                                  ----------  ---------  ---------  ---------

Earnings before income taxes....................       2,161      1,377      5,171      4,075

  Income taxes                                           754        463      1,756      1,374
                                                  ----------  ---------  ---------  ---------

Net earnings....................................  $    1,407        914      3,415      2,701
                                                  ==========  =========  =========  =========

Basic earnings per share........................  $      .18        .12        .44        .35
                                                  ==========  =========  =========  =========

Basic weighted-average number of
 shares outstanding.............................   7,842,536  7,785,554  7,828,286  7,767,007
                                                  ==========  =========  =========  =========

Diluted earnings per share......................  $      .17        .11        .43        .34
                                                  ==========  =========  =========  =========

Diluted weighted-average number of
 shares outstanding.............................   8,053,147  7,976,013  8,028,822  7,948,373
                                                  ==========  =========  =========  =========

Dividends per share.............................  $        -          -        .10          -
                                                  ==========  =========  =========  =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

           Condensed Consolidated Statement of Stockholders' Equity

                     Nine Months Ended September 30, 2001
                            (Dollars in thousands)


                                                                                          Accumulated
                                                                                             Other
                                                                                            Compre-
                                   Common Stock     Additional      Stock                   hensive         Total
                                ------------------   Paid-In      Dividend     Retained      Income     Stockholders'
                                 Shares    Amount    Capital    Distributable  Earnings      (Loss)         Equity
                                 ------    ------    -------    -------------  --------      ------         ------

Balance at December 31,
  2000........................  7,422,140   $7,422    27,070              -      1,194        (133)         35,553
                                                                                                            ------

Comprehensive income:
  Net earnings (unaudited)....          -        -         -              -      3,415           -           3,415

  Net change in unrealized
     gain on securities
     available for sale,
     net of taxes of $657
     (unaudited)..............          -        -         -              -          -       1,102           1,102
                                                                                                            ------

  Comprehensive income
     (unaudited)..............          -        -         -              -          -           -           4,517
                                                                                                            ------

Shares issued under stock
  option plan (unaudited).....     30,250       30       129              -          -           -             159
                                                                                                            ------

Stock dividend distributable
  (unaudited).................          -        -     2,921            374     (3,295)          -               -

Dividends paid (unaudited)....          -        -         -              -       (746)          -            (746)
                                                                                                            ------

Shares sold to employees
  (unaudited).................     17,977       18        98              -          -           -             116
                                ---------  -------  --------       --------  ---------      ------          ------

Balance at September 30,
  2001 (unaudited)............  7,470,367   $7,470    30,218            374        568         969          39,599
                                =========  =======  ========       ========  =========      ======          ======



See accompanying Notes to Condensed Consolidated Financial Statements.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                (In thousands)


                                                                          Nine Months Ended
                                                                            September 30,
                                                                          -----------------
                                                                          2001         2000
                                                                          ----         ----
                                                                                  (unaudited)
Cash flows from operating activities:
 Net earnings.........................................................  $  3,415       2,701
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation.......................................................       951         851
   Provision for loan losses..........................................       574         327
   Net amortization of fees, premiums and discounts...................       180         141
   Deferred income tax credit.........................................      (598)       (146)
   Income from mortgage banking activity..............................       (78)        (51)
   Proceeds from sales of loans held for sale.........................     6,603       4,187
   Originations of loans held for sale................................    (6,525)     (4,136)
   Net proceeds from sale of foreclosed real estate...................         -          43
   Decrease (increase) in accrued interest receivable.................       101        (173)
   Increase in goodwill, cash surrender value of life insurance
    and other assets..................................................      (189)       (194)
   Increase in other liabilities......................................     1,393          27
   Gain on sale of securities available for sale......................      (394)        (23)
                                                                        --------     -------

    Net cash flow provided by operating activities....................     5,433       3,554
                                                                        --------     -------

Cash flows from investing activities:
 Purchase of securities available for sale............................   (53,454)    (15,013)
 Proceeds from sales and maturities of securities available for sale..    18,187       8,338
 Principal repayments on securities available for sale................    13,915       6,619
 Purchase of Federal Home Loan Bank stock.............................         -      (1,228)
 Net purchase of premises and equipment...............................    (1,125)     (1,183)
 Net increase in loans................................................   (15,611)    (15,849)
                                                                        --------     -------
    Net cash used in investing activities.............................   (38,088)    (18,316)
                                                                        --------     -------
Cash flows from financing activities:
 Net increase in deposits.............................................       716       7,845
 Net increase (decrease) of other borrowings..........................    22,509      (8,176)
 Net increase in Federal Home Loan Bank advances......................    10,000      10,000
 Issuance of common stock.............................................       275         365
 Cash dividends paid..................................................      (746)          -
                                                                        --------     -------

    Net cash provided by financing activities.........................    32,754      10,034
                                                                        --------     -------

    Net increase (decrease) in cash and cash equivalents..............        99      (4,728)

Cash and cash equivalents at beginning of period......................    29,563      24,247
                                                                        --------     -------

Cash and cash equivalents at end of period............................  $ 29,662      19,519
                                                                        ========     =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest...........................................................  $ 11,223      10,967
                                                                        ========     =======

   Income taxes.......................................................  $  1,030       1,575
                                                                        ========     =======

 Noncash transactions:
   Reclassification of foreclosed real estate to loans................  $      -          74
                                                                        ========     =======

   Accumulated other comprehensive income, net change in
    unrealized gain on securities available for sale, net of tax......  $  1,102         514
                                                                        ========     =======

   Stock dividends distributable......................................  $  3,295       2,915
                                                                        ========     =======



See accompanying Notes to Condensed Consolidated Financial Statements.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (unaudited)


1. General. In the opinion of the management of Gulf West Banks, Inc. (the "Company" or "Gulf West"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 2001, and the results of operations for the three- and nine-month periods ended September 30, 2001 and 2000 and the cash flows for the nine-month periods ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Loan Impairment and Losses. The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans is as follows:

                                                                       Nine Months Ended
                                                                           September 30,
                                                                        ----------------
                                                                        2001        2000
                                                                        ----        ----
                                                                          (In thousands)
          Gross loans with no related allowance, at end of period...  $5,959       2,537
                                                                      ======       =====

          Average net investment in impaired loans..................  $3,481       2,545
                                                                      ======       =====

          Interest income recognized on impaired loans..............  $  190         170
                                                                      ======       =====

          Interest income received on impaired loans................  $  170         229
                                                                      ======       =====

     During the quarter ended September 30, 2001, a borrower on a hotel loan declared bankruptcy and as a result management identified this loan as impaired. However, management believes based on current circumstances the Company will not sustain a loss related to this loan.

     The activity in the allowance for loan losses is as follows:


                                                Three Months Ended    Nine Months Ended
                                                     September 30,        September 30,
                                                   ---------------     ----------------
                                                   2001       2000    2001         2000
                                                   ----       ----    ----         ----
                                                             (In thousands)
          Balance at beginning of period....     $3,384      2,993   3,195        2,849
          Provision for loan losses.........        221         47     574          327
          (Charge-offs), net of recoveries..       (253)       (22)   (417)        (158)
                                                 ------      -----   -----        -----

          Balance at end of period..........     $3,352      3,018   3,352        3,018
                                                 ======      =====   =====        =====

                                                                     (continued)

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

3. Earnings Per Share ("EPS"). The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. All per share amounts reflect the 5% stock dividend declared September 20, 2001 (dollars in thousands, except per share amounts).

                                                                2001                                2000
                                                  --------------------------------     -----------------
                                                  Weighted-       Per                  Weighted-      Per
                                                   Average      Share                   Average     Share
                                       Earnings     Shares     Amount     Earnings       Shares    Amount
                                       --------     ------     ------     --------     --------    ------
Three Months Ended September 30:
Basic EPS:
     Net earnings available to
     common stockholders.............  $ 1,407    7,842,536    $   .18    $    914    7,785,554    $  .12
                                                               =======                             ======

Effect of dilutive securities-
     Incremental shares from assumed
     exercise of options.............        -      210,611                      -      190,459
                                       -------    ---------               --------    ---------

Diluted EPS:
     Net earnings available to
     common stockholders
     and assumed conversions.........  $ 1,407    8,053,147    $   .17    $    914    7,976,013    $  .11
                                       =======    =========    =======    ========    =========    ======

Nine Months Ended September 30:
Basic EPS:
     Net earnings available to
     common stockholders.............  $ 3,415    7,828,286    $   .44       2,701    7,767,007    $  .35
                                                               =======                             ======

Effect of dilutive securities-
     Incremental shares from assumed
     exercise of options.............        -      200,536                      -      181,366
                                       -------    ---------               --------    ---------

Diluted EPS:
     Net earnings available to
     common stockholders
      and assumed conversions........  $ 3,415    8,028,822    $   .43    $  2,701    7,948,373    $  .34
                                       =======    =========    =======    ========    =========    ======

Shares not included in the computations of diluted earnings per share because the option exercise price was not less than the average market price are as follows:


                                    Number of     Price       Year       Year
                                     Shares       Range      Issued    Expiring
                                     ------       -----      ------    --------
     For the three months ended:
       September 30, 2001.........      2,547  $     10.20       1998       2008
       September 30, 2000.........     13,572   8.05-10.20  1998-1999  2008-2009

     For the nine months ended:
       September 30, 2001.........     13,572   8.05-10.20  1998-1999  2008-2009
       September 30, 2000.........     13,572   8.05-10.20  1998-1999  2008-2009

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

              Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2001, and for the three- and nine-month periods ended September 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

         Report on Review by Independent Certified Public Accountants


The Board of Directors
Gulf West Banks, Inc.
St. Petersburg, Florida:

     We have reviewed the condensed consolidated balance sheet of Gulf West Banks, Inc. and Subsidiaries (the "Company") as of September 30, 2001, and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2001 and 2000, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000 and the condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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






HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 12, 2001

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

Liquidity and Capital Resources

During the nine months ended September 30, 2001, the Company's primary sources of funds consisted of loan principal repayments, advances from the Federal Home Loan Bank, other borrowings and proceeds from the maturity, sale and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, and to purchase available for sale securities. At September 30, 2001, the Company had commitments to originate loans totaling $10.7 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2001. Management also believes that, if so desired, it can adjust the rates on time deposits to both attract and/or retain deposits in a changing interest-rate environment.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES



As a Florida-chartered commercial bank, Mercantile is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of September 30, 2001, Mercantile had liquidity of approximately $89.0 million, or approximately 23% of total deposits (net of secured deposits).

Management believes Mercantile was in compliance with all minimum capital requirements which it was subject to at September 30, 2001.

The following ratios and rates are presented for the dates and periods indicated:

                                                              Nine Months                   Nine Months
                                                                 Ended        Year Ended        Ended
                                                              September 30,   December 31,   September 30,
                                                                  2001           2000           2000
                                                                -------        --------       ---------
    Average equity as a percentage
      of average assets................................           7.90%          7.62%           7.53%

    Equity to total assets at end of period............           8.02%          7.81%           7.89%

    Return on average assets (1).......................            .96%          0.83%            .85%

    Return on average equity (1).......................          12.20%         10.84%          11.32%

    Noninterest expenses to average assets (1).........           3.13%          3.24%           3.24%

    Nonperforming loans and foreclosed real estate as
      a percentage of total assets at end of period....            .77%          0.01%            .16%

(1) Annualized for the nine months ended September 30, 2001 and 2000.

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

                                                                                 Three Months Ended September 30,
                                                            ------------------------------------------------------
                                                                         2001                                 2000
                                                            ------------------------------     -------------------

                                                           Interest     Average                 Interest    Average
                                                 Average     and         Yield/    Average         and       Yield/
                                                 Balance   Dividends      Rate     Balance      Dividends     Rate
                                                 -------   ---------     ------    -------      ---------    ------
                                                                                             (Dollars in thousands)
Interest-earning assets:
 Loans (1)...................................    $333,145     6,804       8.17%    $296,797        6,428       8.66%
 Securities..................................     101,289     1,645       6.50       78,674        1,303       6.62
 Other interest-earning assets (2)...........      13,832       131       3.79       11,344          195       6.88
                                                 --------    ------                --------       ------

  Total interest-earning assets..............     448,266     8,580       7.66      386,815        7,926       8.20
                                                             ------                               ------

Noninterest-earning assets...................      40,847                            39,334
                                                 --------                          --------

  Total assets...............................    $489,113                          $426,149
                                                 ========                          ========

Interest-bearing liabilities:
 Savings and NOW accounts....................      81,129       212       1.05       79,543          364       1.83
 Money-market deposits.......................      86,082       661       3.07       53,925          680       5.04
 Time deposits...............................     154,858     2,038       5.26      164,879        2,389       5.80
 Borrowings..................................      50,859       546       4.29       30,298          496       6.55
                                                 --------    ------                --------       ------

  Total interest-bearing liabilities.........     372,928     3,457       3.71      328,645        3,929       4.78
                                                             ------                               ------

Noninterest-bearing liabilities..............      77,545                            64,388
Stockholders' equity.........................      38,640                            33,116
                                                 --------                          --------

  Total liabilities and stockholders'
   equity....................................    $489,113                          $426,149
                                                 ========                          ========

Net interest income..........................                $5,123                               $3,997
                                                             ======                               ======

Interest-rate spread (3).....................                             3.95%                                3.42%
                                                                          ====                                 ====

Net interest margin (4)......................                             4.57%                                4.13%
                                                                          ====                                 ====

Ratio of average interest-earning assets to
 average interest-bearing liabilities........        1.20                              1.18
                                                 ========                          ========

(1)   Includes loans on nonaccrual status.
(2) Includes federal funds sold, interest-bearing deposits and Federal Home Loan Bank stock dividends.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

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

                                                                         Nine Months Ended September 30,
                                                              ---------------------------------------------------
                                                                          2001                       2000
                                                              ----------------------------   --------------------
                                                              Interest   Average             Interest     Average
                                                  Average       and      Yield/    Average      and       Yield/
                                                  Balance     Dividends   Rate     Balance   Dividends     Rate
                                                  -------     ---------   ----     -------   ---------     ----
                                                                          (Dollars in thousands)
Interest-earning assets:
  Loans (1)...................................   $ 325,053      20,549     8.43%  $ 293,438    18,793       8.54%
  Securities..................................      89,138       4,328     6.47      75,736     3,707       6.53
  Other interest-earning assets (2)...........      15,329         521     4.53      12,418       579       6.22
                                                 ---------     -------            ---------   -------

    Total interest-earning assets.............     429,520      25,398     7.88     381,592    23,079       8.06
                                                               -------                        -------

Noninterest-earning assets...................       42,970                           40,537
                                                 ---------                        ---------

    Total assets.............................    $ 472,490                        $ 422,129
                                                 =========                        =========

Interest-bearing liabilities:
  Savings and NOW accounts...................       78,230         746     1.27      84,925     1,174       1.84
  Money-market deposits......................       79,778       2,123     3.55      48,327     1,704       4.70
  Time deposits..............................      160,621       6,835     5.67     169,318     6,950       5.47
  Borrowings.................................       43,900       1,596     4.85      25,549     1,158       6.04
                                                 ---------     -------            ---------   -------

    Total interest-bearing liabilities.......      362,529      11,300     4.16     328,119    10,986       4.46
                                                               -------                        -------

Noninterest-bearing liabilities..............       72,629                           62,205
Stockholders' equity.........................       37,332                           31,805
                                                 ---------                        ---------

    Total liabilities and stockholders'
     equity..................................    $ 472,490                        $ 422,129
                                                 =========                        =========

Net interest income..........................                  $14,098                        $12,093
                                                               =======                        =======

Interest-rate spread (3).....................                              3.72%                            3.60%
                                                                           ====                             ====

Net interest margin (4)......................                              4.38%                            4.23%
                                                                           ====                             ====

Ratio of average interest-earning assets to
 average interest-bearing liabilities........         1.18                             1.16
                                                 =========                        =========

(1)   Includes loans on nonaccrual status.
(2) Includes federal funds sold, interest-bearing deposits and Federal Home Loan Bank stock dividends.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

      Comparison of Three-Month Periods Ended September 30, 2001 and 2000


General. Net earnings for the three months ended September 30, 2001 were $1,407,000 or $.18 per basic and $.17 per diluted share compared to $914,000 or $.12 per basic and $.11 per diluted share for 2000. The increase in earnings was primarily due to an increase in net interest income. Increased net interest income resulted from increases in average earning assets as well as improved interest margins. Decreases in interest rates during 2001 have benefited the Companies interest margins since it has been able to reprice its deposits and borrowing more quickly than loans and investments have repriced.

Interest Income and Expense. Interest income increased to $8.6 million for the three-month period ended September 30, 2001 from $7.9 million for the three months ended September 30, 2000. Interest on loans increased to $6.8 million for the three-month period ended September 30, 2001 from $6.4 million for the three-month period ended September 30, 2000 due to a $36.3 million increase in the average loan portfolio balance in 2001 only partially offset by a decrease in the weighted-average yield earned in 2001 to 8.17% from 8.66% in 2000. Interest on securities increased from $1.3 million for the three months ended September 30, 2000 to $1.6 million for the three months ended September 30, 2001 due to a $22.6 million increase in the average investment portfolio balance only partially offset by a decrease in the weighted-average yield earned in 2001 to 6.50% from 6.62% in 2000. Interest on other interest-earning assets decreased from $195,000 for the three months ended September 30, 2000 to $131,000 for the three months ended September 30, 2001 due to a decrease in the average yield earned to 3.79% for 2001 from 6.88% in 2000, partially offset by an increase of $2.5 million in the average balance.

   Interest expense on deposits decreased to $2.9 million for the three months ended September 30, 2001 from $3.4 million in 2000. The decrease is due to a decrease in the average rate paid to 3.62% for 2001 from 4.60% in 2000, only partially offset by a $23.7 million increase in average deposits. Interest on borrowings increased from $496,000 for the three months ended September 30, 2000 to $546,000 for the three months ended September 30, 2001 due to a $20.6 million increase in the average borrowings balance in 2001 which was partially offset by a decrease in the weighted-average rate paid in 2001 to 4.29% from 6.55% in 2000.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $221,000 for the three-month period ended September 30, 2001 compared to $47,000 for the same period in 2000. Charge-offs, net of recoveries were $253,000 for the three-month period ended September 30, 2001 compared to $22,000 for the same period in 2000. The allowance for loan losses is $3.4 million at September 30, 2001. While management believes its allowance for loan losses is adequate as of September 30, 2001, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES


Noninterest Income. Noninterest income increased to $969,000 in 2001 from $814,000 in 2000. Service charges on deposits increased to $482,000 for the three-months ended September 30, 2001 from $373,000 for the three months ended September 30, 2000. The increase resulted from pricing increases and growth in deposit accounts. Gains on the sale of securities available for sale increased to $156,000 in 2001 with no corresponding amount in 2000. These increases were partially offset by a decrease in leasing fees and commissions from $101,000 for the three months ended September 30, 2000 to no leasing fees and commissions for 2001 due to the cessation of the leasing business in the fourth quarter of 2000.

Noninterest Expense. Total noninterest expense increased to $3.7 million for the three months ended September 30, 2001 from $3.4 million for the comparable period ended September 30, 2000. Increases resulted primarily from increases in employee compensation and occupancy expense resulting from the operation of three new offices opened in the fourth quarter of 2000.

Income Taxes. The income tax provision for the three months ended September 30, 2001 was $754,000 or 34.9% of earnings before income taxes compared to $463,000 or 33.6% for the three months ended September 30, 2000.

      Comparison of Nine-Month Periods Ended September 30, 2001 and 2000

General. Net earnings for the nine months ended September 30, 2001 were $3.4 million or $.44 per basic and $.43 per diluted share compared to $2.7 million or $.35 per basic and $.34 per diluted share for 2000. The increase in earnings was primarily due to an increase in net interest income. Increased net interest income resulted from increases in average earning assets as well as improved interest margins. Decreases in interest rates during 2001 have benefited the Companies interest margins since it has been able to reprice its deposits and borrowing more quickly than loans and investments have repriced.

Interest Income and Expense. Interest income increased to $25.4 million for the nine-month period ended September 30, 2001 from $23.1 million for the nine months ended September 30, 2000. Interest on loans increased to $20.5 million for the nine months ended September 30, 2001 from $18.8 million for the nine months ended in 2000 due to a $31.6 million increase in the average loan portfolio balance in 2001, partially offset by a decrease in the weighted-average yield earned in 2001 to 8.43% from 8.54% in 2000. Interest on securities increased to $4.3 million for the nine months ended September 30, 2001 from $3.7 million for the nine months ended September 30, 2000 due to a $13.4 million increase in the average securities portfolio in 2001 only partially offset by a decrease in the weighted-average yield earned in 2001 to 6.47% from 6.53% in 2000. Interest on other interest-earning assets decreased from $579,000 for the nine months ended September 30, 2000 to $521,000 for the nine months ended September 30, 2001 due to a decrease in the weighted-average yield earned in 2001 to 4.53% from 6.22% in 2000 only partially offset by a $2.9 million increase in the average balance of other interest-earning assets in 2001.

   Interest expense on deposits decreased to $9.7 million for the nine months ended September 30, 2001 from $9.8 million in 2000. The decrease was primarily due to a decrease in the average rate paid on deposits in 2001 to 4.06% from 4.33% in 2000 only partially offset by a $16.1 million increase in the average deposits balance. Interest on borrowings increased from $1.2 million for the nine months ended September 30, 2000 to $1.6 million for the nine months ended September 30, 2001 due to a $18.4 million increase in the average borrowings balance in 2001 only partially offset by a decrease in the weighted-average rate paid in 2001 to 4.85% from 6.04% in 2000.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES


Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $574,000 for the nine-month period ended September 30, 2001 compared to $327,000 for the same period in 2000. Charge-offs, net of recoveries were $417,000 for the nine-month period ended September 30, 2001 compared to $158,000 for the same period in 2000. The allowance for loan losses is $3.4 million at September 30, 2001. While management believes its allowance for loan losses is adequate as of September 30, 2001, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $2.7 million in 2001 from $2.6 million in 2000. Service charges on deposits increased to $1.3 million for the nine-months ended September 30, 2001 from $1.1 million for the nine months ended September 30, 2000. The increase resulted from pricing increases and growth in deposit accounts. Gains on the sale of securities available for sale increased to $394,000 in 2001 from $23,000 in 2000. These increases were partially offset by a decrease in leasing fees and commissions from $399,000 for the nine months ended September 30, 2000 to no leasing fees and commissions for 2001 due to the cessation of the leasing business in the fourth quarter of 2000.

 Noninterest Expense. Total noninterest expense increased to $11.1 million for the nine months ended September 30, 2001 from $10.2 million for the comparable period ended September 30, 2000. Increases resulted primarily from increases in employee compensation and occupancy expense resulting from the opening of three new offices in the fourth quarter of 2000. These increases were partially offset by a decrease in data processing due to moving a majority of this function in-house.

Income Taxes. The income tax provision for the nine months ended September 30, 2001 was $1,756,000 or 34.0% of earnings before income taxes compared to $1,374,000 or 33.7% for the period ended September 30, 2000.

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

  /(2)/ contained in Note 3 to the condensed consolidated financial statements set forth in this Form 10-Q.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES


                                  SIGNATURES



Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GULF WEST BANKS, INC.
                                    (Registrant)



Date: November 7, 2001             By: /s/Gordon W. Campbell
      -----------------------          ---------------------
                                       Gordon W. Campbell, Chairman of the Board
                                        and President



Date: November 7, 2001             By: /s/Barry K. Miller
      -----------------------          ------------------
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

  /(2)/ contained in Note 3 to the condensed consolidated financial statements set forth in this Form 10-Q.

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