Form 10-K
period 2001-12-31
GULF WEST BANKS INC
filed 2002-03-08
CIK 932773

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

For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to_________________.

                       Commission file number: 000-23713

                             GULF WEST BANKS, INC.
                             --------------------
            (Exact Name of Registrant as Specified in Its Charter)


                   FLORIDA                                  59-3276590
         ----------------------------                    -------------
         (State or Other Jurisdiction                    (I.R.S. Employer
       of Incorporation or Organization)                Identification No.)

             425 22nd Avenue North
            St. Petersburg, Florida                            33704
   ----------------------------------------                  -------
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                              -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2002, was $51,223,000. The number of shares of the registrant's common stock outstanding as of January 31, 2002, was 7,932,188.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive Proxy Statement relating to the registrant's 2002 annual meeting of shareholders to be held on April 18, 2002, is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Acquisition of Citizens National Bank and Trust Company

     On January 16, 1998, the Company acquired Citizens National Bank and Trust Company of Port Richey, Florida ("Citizens National") in exchange for approximately 2,731,415 shares (adjusted to reflect subsequent stock dividends) of the common stock of the Company. The acquisition was effected through the merger of Citizens National with and into Mercantile pursuant to an Amended and Restated Agreement and Plan of Merger, dated October 16, 1997, by and among Gulf West, Mercantile, and Citizens National. Citizens National was a national banking association which was originally chartered by the Office of the Controller of the Currency on February 29, 1988. Prior to the acquisition, Citizens National engaged in general commercial banking and trust services from its one full-service banking location in Port Richey, Florida. At the time of the acquisition, Mercantile amended its charter to include trust powers so that it could continue the trust business of Citizens National. Subsequent to the acquisition, Mercantile sold the trust accounts to SunTrust Bank, Nature Coast and the trust department is no longer active. As a result of the acquisition, Citizens National's single banking office is currently being operated as the Port Richey office of Mercantile.

Activities of Mercantile

     The principal services offered by Mercantile include commercial and individual checking and savings accounts, money market accounts, certificates of deposit, most types of loans, and letters of credit. Mercantile also provides credit card services through a national credit card issuer and acts as issuing agent for U.S. Savings Bonds. Mercantile offers debit cards, collection teller services, wire transfer services, safe deposit facilities, night depository facilities, telephone banking services and internet banking services. Mercantile's transaction accounts and time certificates are tailored to Mercantile's principal market area at rates competitive with those offered in Mercantile's primary service area. In addition, Mercantile offers certain
retirement account services, including individual retirement accounts.   All of
Mercantile's deposit accounts are insured by the FDIC up to the maximum amount allowed by law.

     Mercantile offers a wide range of short to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), purchase of equipment and machinery, and Small Business Administration ("SBA") loans. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, and personal investments. Mercantile also originates and holds construction and acquisition loans on residential real estate. At December 31, 2001, commercial and consumer loans accounted for approximately 86.2% and 3.8%, respectively, of Mercantile's loan portfolio. Loans on residential real estate accounted for the remaining 10.0% of the loan portfolio. All loans are made in compliance with applicable federal and state regulations.

     Mercantile's lobby business hours are generally from 9:00 a.m. to 4:00 p.m., Monday through Thursday and 9:00 a.m. to 6:00 p.m. on Fridays. The drive-up teller hours are generally 8:00 a.m. to 5:00 p.m. on Monday through Thursday, 8:00 a.m. to 6:00 p.m. on Fridays, and 8:00 a.m. to 12:00 p.m. on Saturdays. However, drive-in hours do vary slightly from office to office depending on customer requirements. Mercantile has 24-hour automatic teller machines (ATM's) at each of its offices. Mercantile issues cards to its customers that can be used in any of it's ATM's as well as any ATM's which are members of the STAR and CIRRUS networks. Mercantile offers debit cards that can be used at the aforementioned ATMs or at any location that accepts Mastercard. Telephone and internet banking products are also available to Mercantile customers, giving them access to their accounts 24 hours a day.

     Mercantile's data processing and item processing are handled in-house. All of its offices are electronically linked through a wide-area network that facilitates internal communications and the handling of deposit and loan accounts and other paper intensive applications. Mercantile has a telephone banking system as well as internet banking both of which services provides its customers with added convenience in conducting banking transactions.

Market Area

     Seven of Mercantile's banking offices are located in Pinellas County, Florida, six are located in Hillsborough County, Florida, and two are located in Pasco County, Florida. All three counties are in the west central Gulf Coast of Florida. The residential population of Pinellas County as of the 2000 census was 921,000. Hillsborough County had a residential population of 999,000 as of the 2000 census. Pasco County had a residential population of 345,000 as of the 2000 census. The area has many more seasonal residents. The majority of Mercantile's business is generated from customers whose businesses or residences are located in an area within a radius of three miles of one of its banking offices.

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

     The principal business of Mercantile is to attract deposits from the general public and to invest those funds in various types of loans and other interest-earning assets. Funds are provided for the operations of Mercantile through proceeds from the sale of investments and loans, from amortization and repayment of outstanding loans and investments, net deposit inflow, and from borrowings. Earnings of Mercantile depend primarily upon the difference between
(1) the interest and fees received by Mercantile from loans, the securities held in its investment portfolio, and other investments and (2) expenses incurred by Mercantile in connection with obtaining funds for lending (including interest paid on deposits and other borrowings) and expenses relating to day-to-day operations.

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

     There are approximately 32 commercial banks and savings and loan associations with 286 branch offices in Pinellas County. In Hillsborough County there are approximately 35 such institutions with 210 offices, and in Pasco County, there are approximately 22 such institutions with 81 offices.
Mercantile expects to receive competition from all of these financial institutions, a significant number of which have offices located in the St. Petersburg, Tampa and Port Richey areas. In order to compete with major financial institutions and others in Mercantile's market area, Mercantile emphasizes specialized and personal service by its directors, officers, and employees. Mercantile believes that its local ownership and community oriented operating philosophy and personalized banking service are competitive factors which strengthen Mercantile.

Employees

     As of December 31, 2001, Gulf West employed 207 employees of which 182 were full-time and 25 were part-time, including four senior executive officers. Gulf West's employees are not represented by a collective bargaining group, and Gulf West considers its relations with its employees to be excellent. Gulf West provides employees with benefits customary in the banking industry, which include major medical insurance, group term life insurance, dental insurance, long term disability insurance, a 401(k) savings plan, stock purchase plan, and vacation and sick leave.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

     Since March 25,1998 the Company's common stock has been quoted on the Nasdaq National Market System under the symbol "GWBK." The high and low bids for the Company's common stock on the Nasdaq National Market System for the years 2000 and 2001 were as follows:

     Quarter Ended          High    Low
     -------------          ----    ---

     March 31, 2000         $7.93   $6.35
     June 30, 2000          $9.06   $6.35
     September 30, 2000     $7.93   $7.14
     December 31, 2000      $8.09   $6.55
     March 31, 2001         $9.05   $7.02
     June 30, 2001          $9.05   $7.62
     September 30, 2001     $8.98   $7.67
     December 31, 2001      $9.70   $8.19

     These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

     The Company paid a 10% stock dividend in February 1998, a 10% stock dividend in December 1998, a 5% stock dividend in November 1999, a 5% stock dividend in October 2000, a 5% stock dividend in October 2001 and a cash dividend of $0.10 per share in 2001. (The above market information has been restated for the effect of these stock dividends.) Further dividends, if any, will be determined by the Board of Directors based on several factors including the Company's growth rate, profitability, financial condition and capital requirements.

     As of January 31, 2002, the Company had approximately 1,400 holders of record of common stock. Certain of the Company's shares are held in "nominee" or "street" name and, accordingly, the exact number of owners of such shares is not known.

Item 6.  Selected Financial Data.

                                                                                  At December 31,
                                                                   ------------------------------
                                                         2001     2000     1999     1998     1997
                                                     --------  -------  -------  -------  -------
                                                 (Dollars in thousands, except per share figures)
Cash and due from banks...........................   $ 16,860   11,389   11,924   16,045    9,046
Federal funds sold and securities purchased
 under agreements to resell.......................     13,754   18,174   12,323   11,654    8,903
Investment securities.............................    121,726   74,962   77,857   69,087   53,183
Loans, net........................................    330,123  316,964  283,225  208,608  122,555
Federal Home Loan Bank stock......................      1,228    1,228        -        -        -
All other assets..................................     32,350   32,219   31,273   26,780   11,161
                                                     --------  -------  -------  -------  -------

 Total assets.....................................   $516,041  454,936  416,602  332,174  204,848
                                                     ========  =======  =======  =======  =======

Deposits..........................................    425,323  392,054  356,567  286,372  169,101
Federal Home Loan Bank advances...................     20,000   10,000        -        -        -
Other borrowings..................................     27,600   14,984   27,417   15,438   20,237
All other liabilities.............................      2,481    2,345    2,284    1,400      969
Stockholders' equity..............................     40,637   35,553   30,334   28,964   14,541
                                                     --------  -------  -------  -------  -------

 Total liabilities and stockholders' equity.......   $516,041  454,936  416,602  332,174  204,848
                                                     ========  =======  =======  =======  =======

                                                                          Year Ended December 31,
                                                               ----------------------------------
                                                         2001     2000     1999     1998     1997
                                                         ----     ----  -------  -------  -------
Total interest income.............................   $ 33,558   31,345   26,854   21,018   14,039
Total interest expense............................     14,049   15,212   12,455    9,602    6,026
                                                     --------  -------  -------  -------  -------

Net interest income...............................     19,509   16,133   14,399   11,416    8,013
Provision for loan losses.........................        761      537      670      440      437
                                                     --------  -------  -------  -------  -------

Net interest income after provision
 for loan losses..................................     18,748   15,596   13,729   10,976    7,576

Noninterest income................................      3,981    3,534    3,478    2,856    1,987
Noninterest expenses..............................     15,019   13,811   12,773   10,132    7,654
                                                     --------  -------  -------  -------  -------

Earnings before income taxes......................      7,710    5,319    4,434    3,700    1,909

Income taxes......................................      2,669    1,794    1,364    1,179      654
                                                     --------  -------  -------  -------  -------

Net earnings......................................   $  5,041    3,525    3,070    2,521    1,255
                                                     ========  =======  =======  =======  =======

Earnings per share (1):
 Basic............................................      $0.64     0.45     0.40     0.33     0.27
                                                     ========  =======  =======  =======  =======

 Diluted..........................................      $0.63     0.44     0.39     0.32     0.26
                                                     ========  =======  =======  =======  =======

(1) Restated for 5% stock dividends on September 20, 2001, September 21, 2000 and on October 21, 1999 and 10% stock dividends on November 19, 1998 and on January 15, 1998.
                                                                     (continued)

                                                                     At or For the  Year Ended December 31,
                                                                     ---------------------------------------------
                                                              2001        2000        1999        1998        1997
                                                              ----        ----        ----        ----        ----
                                                                   (Dollars in thousands, except per share figures)
For the Period:
Return on average assets..........................            1.05%       0.83%       0.79%       0.84%       0.69%
Return on average equity..........................           13.23%      10.84%      10.35%       9.22%       9.18%
Average equity to average assets..................            7.95%       7.62%       7.59%       9.15%       7.50%
Interest rate spread during the period (2)........            3.85%       3.52%       3.66%       3.57%       4.02%
Net interest margin...............................            4.47%       4.18%       4.12%       4.25%       4.84%
Noninterest expense to average assets.............            3.13%       3.24%       3.27%       3.39%       4.20%
Dividend pay-out ratio............................             .15           -           -           -           -

At the End of the Period:

Ratio of average interest-earning assets to
 average interest-bearing liabilities.............            1.19        1.17        1.13        1.19        1.22
Nonperforming loans, and foreclosed real
 estate as a percentage of total assets...........            0.95%       0.01%       0.80%       0.43%       0.31%
Allowance for loan losses as a percentage
 of total loans...................................            1.02%       1.00%       1.00%       1.15%       1.26%
Allowance for loan losses as a percentage
 of nonperforming loans...........................           69.46%    6728.22%      96.15%     219.97%     245.53%
Total number of offices...........................              15          15          12          11           9
Full-service banking offices......................              15          15          12          11           9
Total shares outstanding at end of period (1).....       7,904,798   7,793,247   7,724,771   7,690,933   4,682,174
Book value per share (1)..........................            5.14        4.56        3.92        3.76        3.10

(1) All per share information is presented to reflect the two stock dividends of 10% declared January 15, 1998 and November 19, 1998 and the 5% stock dividends declared on October 21, 1999, on September 21, 2000 and on September 20, 2001.
(2) Difference between weighted-average yield on all interest-earning assets and weighted-average rate on all interest-bearing liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Gulf West Banks, Inc. (the "Holding Company") is a one-bank holding company and owns 100% of the outstanding stock of Mercantile Bank ("Mercantile").
Mercantile is a State (Florida) chartered commercial bank. Mercantile, through fifteen banking offices, provides a wide range of banking services to individuals and businesses located primarily in Pinellas, Hillsborough and Pasco Counties, Florida. The Holding Company also owns all of the issued and outstanding shares of Mercantile Bank Leasing, Inc. ("MBL"). MBL was engaged in equipment leasing until November 15, 2000 at which time the operations of this Company were discontinued. Currently the Holding Company's only business activity is the operation of Mercantile. Collectively the entities are referred to as "Gulf West."

The principal services offered by Mercantile include commercial and individual checking and savings accounts, money-market accounts, certificates of deposit, most types of loans, including commercial and working capital loans and real estate, home equity and installment loans, as well as financing through letters of credit. Mercantile also provides credit card services through a national credit card issuer and acts as issuing agent for U.S. Savings Bonds, travelers checks and cashiers checks. It offers collection teller services, wire transfer services, safe deposit and night depository facilities, telephone banking services, internet banking services and debit cards. The transaction accounts and time certificates are tailored to Mercantile's principal market area at rates competitive with those offered in Mercantile's primary service area. In addition, Mercantile offers certain retirement account services, including individual retirement accounts. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. Mercantile offers a wide range of short to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), purchase of equipment and machinery, and Small Business Administration ("SBA") loans. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, and personal investments. Mercantile also originates and holds construction and acquisition loans on residential real estate.

At December 31, 2001, Gulf West had total consolidated assets of $516.0 million, an increase of 13.4% over total assets of $454.9 million at December 31, 2000. During the year ended December 31, 2001, net loans receivable increased to $330.1 million or 4.1%. Gulf West's portfolio of investment securities increased to $121.7 million as of December 31, 2001 from $75.0 million as of December 31, 2000, a 62.3% increase. Mercantile's deposits increased to $425.3 million as of December 31, 2001 from $392.1 million as of December 31, 2000, a 8.5% increase. Gulf West had consolidated net earnings of $5,041,000 or $.64 basic earnings per share ($.63 diluted earnings per share) for the year ended December 31, 2001 compared to consolidated net earnings of $3,525,000 or $.45 basic earnings per share (.44 diluted earnings per share) for 2000.

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

Acquisition

On January 16, 1998, Gulf West acquired Citizens National Bank and Trust Company, Port Richey, Florida ("Citizens"). The acquisition was accomplished through the merger of Citizens with and into Mercantile. In consideration of the merger, Gulf West issued 2.7 million shares of its common stock (adjusted for subsequent stock dividends) to the shareholders of Citizens. At December 31, 1997, Citizens had total assets of $75.5 million, total loans of $30.7 million and total deposits of $66.4 million. Citizens operated one banking office in Pasco County, Florida. Gulf West accounted for this transaction using the purchase method of accounting.

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

While Gulf West maintains a diverse loan portfolio, commercial real estate loans constitute the Company's largest line of lending business. Within that portfolio the only definitive concentration lies in first real estate mortgages to the hospitality industry (hotel/motel). Anticipating a recessionary climate and a build-up in room supply within its primary lending area, the Company significantly curtailed its lending to this sector. Although this portfolio has performed reasonably well during the current economic downturn, it remains susceptible to further downward pressure in economic conditions. Loans outstanding to this industry at December 31, 2001 amounted to approximately $44 million or 13% of total loans.

The following table sets forth certain information regarding nonaccrual loans and foreclosed real estate, including the ratio of such loans and foreclosed real estate to total assets as of the dates indicated.

                                                                                               At December 31,
                                                                                 -----------------------------
                                                                     2001     2000     1999     1998     1997
                                                                    ------   ------   ------   ------   ------
                                                                              (Dollars in thousands)
Nonperforming (nonaccrual) loans:
  Residential real estate loans............................         $    -        -       98       84       51
  Commercial real estate...................................          4,162        -    2,625      653      488
  Commercial loans.........................................            747       42      240      343       83
  Consumer loans and other.................................              -        5        -       28       15
                                                                    ------   ------   ------   ------   ------

     Total nonperforming (nonaccrual) loans................          4,909       47    2,963    1,108      637
                                                                    ------   ------   ------   ------   ------

     Total nonperforming loans to total assets.............            .95%     .01%     .71%     .33%     .31%
                                                                    ======   ======   ======   ======   ======

Foreclosed real estate:

  Real estate acquired by foreclosure or deed in lieu of
     foreclosure...........................................              -        -      353      309        -
                                                                    ------   ------   ------   ------   ------

     Total nonperforming loans and foreclosed real estate..         $4,909       47    3,316    1,417      637
                                                                    ======   ======   ======   ======   ======

     Total nonperforming and foreclosed real estate to
       total assets........................................            .95%     .01%     .80%     .43%     .31%
                                                                    ======   ======   ======   ======   ======

The major portion of the $4.9million in nonperforming loans at year end 2001, was a $3.5 million participation in a $5.5 million real estate loan on a 168 room hotel property located in central Florida. This hotel was valued at $10.2 million in an October 2001 MAI appraisal. The borrower became delinquent on loan payments in mid 2001 in part due to problems related to the 2001 economic slowdown and growth in room supply in that market. Consequently, foreclosure action was commenced. The borrower filed Chapter 11 bankruptcy in August 2001 thereby delaying foreclosure proceedings. The hotel is currently being operated under the oversight of the bankruptcy court. Once title to the property is obtained through the foreclosure action, management anticipates that the hotel could be sold in a reasonable time frame with limited exposure to any loss of principal.

Interest income that would have been recorded under the original terms of nonaccrual loans and the interest income actually recognized are summarized below:

                                                          Year Ended December 31,
                                                        -------------------------
                                                     2001  2000  1999  1998  1997
                                                    -----  ----  ----  ----  ----
                                                                   (In thousands)

 Interest income that would have been recognized..  $264     7   259   108    71
 Interest income recognized.......................     -     4   216    63    51
                                                    ----  ----  ----  ----  ----

                                                    $264     3    43    45    20
                                                    ====  ====  ====  ====  ====

The following table sets forth information with respect to activity in Gulf West's allowance for loan losses for the periods indicated:

                                                                                                 Year Ended December 31,
                                                                             -------------------------------------------
                                                                   2001        2000        1999        1998       1997
                                                                 --------    --------    --------    --------   --------
                                                                                 (Dollars in thousands)
Average loans outstanding, net............................       $328,085     296,544     264,010     174,476    116,148
                                                                 ========    ========    ========    ========   ========

Allowance at beginning of year............................          3,195       2,849       2,436       1,564      1,184
                                                                 --------    --------    --------    --------   --------
Charge-offs:
 Commercial loans.........................................           (602)       (168)       (251)        (92)       (36)
 Consumer loans...........................................            (74)        (58)        (36)        (91)       (60)
 Residential..............................................              -           -          (8)          -          -
                                                                 --------    --------    --------    --------   --------

  Total loans charged-off.................................           (676)       (226)       (295)       (183)       (96)
                                                                 --------    --------    --------    --------   --------

Recoveries................................................            130          35          38          87         39
                                                                 --------    --------    --------    --------   --------

  Net charge-offs.........................................           (546)       (191)       (257)        (96)       (57)
                                                                 --------    --------    --------    --------   --------

 Provision from acquisition of Citizens National Bank
  and Trust...............................................              -           -           -         528          -
                                                                 --------    --------    --------    --------   --------

 Provision for loan losses charged to operating expenses..            761         537         670         440        437
                                                                 --------    --------    --------    --------   --------

 Allowance at end of year.................................       $  3,410       3,195       2,849       2,436      1,564
                                                                 ========    ========    ========    ========   ========

 Ratio of net charge-offs to average loans outstanding....         0.1664       .0644       .0973       .0550      .0491
                                                                 ========    ========    ========    ========   ========

 Allowance as a percent of total loans....................           1.02%       1.00%       1.00%       1.15%      1.26%
                                                                 ========    ========    ========    ========   ========

 Total loans at end of year...............................       $333,859     320,147     286,109     211,114    124,291
                                                                 ========    ========    ========    ========   ========

The following table presents information regarding Gulf West's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans:

                                                                                                                    At December 31,
                                                                -------------------------------------------------------------------
                                    2001                    2000                  1999                 1998               1997
                             -------------------     -------------------    -----------------    -----------------    -------------
                                    % of                  % of                  % of                  % of                  % of
                                  Loans in              Loans in              Loans in              Loans in              Loans in
                                    Each                  Each                  Each                  Each                  Each
                        Amount    Category    Amount    Category     Amount   Category    Amount    Category    Amount    Category
                          of      to Total      of      to Total       of     to Total      of      to Total      of      to Total
                       Allowance   Loans    Allowance     Loans    Allowance    Loans    Allowance    Loans    Allowance    Loans
                       ---------   -----    ---------    ------    ---------    -----    ---------    -----    ---------    -----
                                                                               (Dollars in thousands)
Commercial loans.....    $  886       16.6%    $  857       15.3%     $  714      13.9%    $  541       14.3%    $  328     15.9%
Commercial real
 estate loans........     2,257       69.6      2,073       70.5       1,864      70.7      1,616       59.3        985     58.2
Residential real
 estate loans........        71       10.0         98       10.6         114      11.2        140       20.6         63     15.3
Consumer loans.......       196        3.8        167        3.6         157       4.2        139        5.8        188     10.6
                         ------      -----     ------      -----      ------     -----     ------      -----     ------    -----

 Total allowance
  for loan
  losses.............    $3,410      100.0%    $3,195      100.0%     $2,849     100.0%    $2,436      100.0%    $1,564    100.0%
                         ======      =====     ======      =====      ======     =====     ======      =====     ======    =====

Liquidity and Capital Resources

A Florida chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on deposit with other correspondent banks and other investments and short-term marketable securities as determined by the rules of the Florida DBF, such as federal funds sold and United States securities or securities guaranteed by the United States or agencies thereof. As of December 31, 2001 and December 31, 2000, Mercantile had liquidity of approximately $102.4 million and $84.4 million, or approximately 25% and 22.0% of total deposits (net of secured deposits), respectively.

During the year ended December 31, 2001, Gulf West's primary sources of funds consisted of principal payments on loans and investment securities, proceeds from sales and maturities of securities available for sale, net increases in deposits, and proceeds from Federal Home Loan Bank advances. Gulf West used its capital resources principally to purchase investment securities and to fund existing and continuing loan commitments. At December 31, 2001, Gulf West had commitments to originate loans totaling $15 million. Scheduled maturities of certificates of deposit during the 12 months following December 31, 2001 totaled $124 million. Management believes Gulf West has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within the next twelve months and, if so desired, that it can adjust the rates on certificates of deposit to retain deposits in a changing interest-rate environment.

The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio (dollars in thousands):

                                                 After One Year    After Five Years
                             One Year or Less    to Five Years       to Ten Years     After Ten Years               Total
                            -----------------   ----------------   ----------------   ----------------   ----------------
                             Carrying Average   Carrying Average   Carrying Average   Carrying Average   Carrying Average
                              Value    Yield     Value    Yield     Value    Yield     Value    Yield     Value    Yield
                             -------  -------   -------  -------   -------  -------   -------  -------   -------  -------
At December 31, 2001:
 U.S. Treasury
  securities................ $   996     1.67%  $ 3,649     4.10%  $     -        -%  $     -        -%  $  4,645    3.58%
 Corporate and other
  obligations...............     133     7.43     2,545     8.29     4,094     8.04     9,151     8.74     15,923    8.48
                             -------            -------            -------            -------            --------

                             $ 1,129     2.35%  $ 6,194     5.82%  $ 4,094     8.04%  $ 9,151     8.74%  $ 20,568    7.37%
                             =======  =======   =======  =======   =======  =======   =======  =======

 Equity securities..........                                                                                  842    3.04%
 Mortgage-backed
  securities................                                                                              100,316    5.77%
                                                                                                         --------

 Total......................                                                                             $121,726    6.02%
                                                                                                         ========  ======

At December 31, 2000:
 U.S. agency
  obligations............... $     -        -%  $ 4,987     6.04%  $ 1,962     6.71%  $     -        -%  $  6,949    6.23%
 U.S. Treasury
  securities................   5,002     5.64         -        -         -        -         -        -      5,002    5.64
 Corporate and other
  obligations...............     140     5.75       595     8.07     4,611     8.35     8,215     8.90     13,561    8.69
                             -------            -------            -------            -------            --------

                             $ 5,142     5.64%  $ 5,582     6.26%  $ 6,573     7.86%  $ 8,215     8.90%  $ 25,512    7.41%
                             =======   ======   =======  =======   =======  =======   =======

 Equity securities..........                                                                                  101    2.63%

 Mortgage-backed
  securities................                                                                               49,349    6.61%
                                                                                                         --------

 Total......................                                                                             $ 74,962    6.90%
                                                                                                         ========  ======

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

Quantitative measures established by regulation to ensure capital adequacy require Gulf West and Mercantile to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that Gulf West and Mercantile met all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized as well capitalized, institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Mercantile's category. Gulf West's and Mercantile's actual capital amounts and percentages are also presented in the table.


                                                                                     Minimum To Be Well
                                                                                      Capitalized Under
                                                                    Minimum Capital   Prompt Corrective
                                                       Actual         Requirement     Action Provisions
                                                  ----------------  ----------------  ------------------
                                                   Amount   Ratio    Amount   Ratio    Amount     Ratio
                                                  --------  ------  --------  ------  ---------  -------
  As of December 31, 2001:
     Total Risk-Based Capital to Risk-Weighted
      Assets:
       Gulf West................................   $42,657   11.7%   $29,057    8.0%        N/A     N/A
       Mercantile...............................    40,048   11.1     28,990    8.0     $36,237    10.0%

     Tier I Capital to Risk-Weighted Assets:
       Gulf West................................    39,247   10.8     14,529    4.0         N/A     N/A
       Mercantile...............................    36,638   10.1     14,495    4.0      21,742     6.0

     Tier I Capital to Average Assets:
       Gulf West................................    39,247    7.9     19,890    4.0         N/A     N/A
       Mercantile...............................    36,638    7.4     19,877    4.0      24,847     5.0

  As of December 31, 2000:
     Total Risk-Based Capital to Risk-Weighted
      Assets:
       Gulf West................................   $37,517   10.9%   $27,462    8.0%        N/A     N/A
       Mercantile...............................    35,474   10.3     27,435    8.0     $34,294    10.0%

     Tier I Capital to Risk-Weighted Assets:
       Gulf West................................    34,322   10.0     13,731    4.0         N/A     N/A
       Mercantile...............................    32,279    9.4     13,718    4.0      20,576     6.0

     Tier I Capital to Average Assets:
       Gulf West................................    34,322    7.8     17,583    4.0         N/A     N/A
       Mercantile...............................    32,279    7.4     17,538    4.0      21,923     5.0

Market Risk

Market risk is the risk of loss due to adverse changes in market prices and rates. Gulf West's market risk arises primarily from interest-rate risk inherent in its lending and deposit gathering activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on and off balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 10 of the Notes to Consolidated Financial Statements.

Gulf West does not engage in trading or hedging activities and does not invest in interest-rate derivatives or enter into interest rate swaps. Gulf West's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on Gulf West's net interest income and capital, while adjusting Gulf West's asset-liability structure to obtain the maximum yield-cost spread on that structure. Gulf West relies primarily on its asset-liability structure to control interest-rate risk. See the section below titled Asset-Liability Structure. However, a sudden and substantial increase in interest rates may adversely impact Gulf West's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

Management of Gulf West uses modeling techniques to simulate changes in net interest income under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet.

The projected effects that assumed interest rate shifts would have on the net interest income of Gulf West for the succeeding twelve-month period as of December 31, 2001 are discussed below under Asset-Liability Structure.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest-rate sensitive" and by monitoring an institution's interest-rate sensitivity "gap." An asset or liability is said to be interest-rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as dividing rate-sensitive assets by rate-sensitive liabilities. A gap ratio of 1.0% represents perfect matching. A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates generally a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would generally result in an increase in net interest income, while a positive gap would adversely affect net interest income. As of December 31, 2001, Gulf West's one-year negative interest-rate sensitivity gap in dollars was $125.0 million.

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

On a quarterly basis, management of Gulf West performs an income simulation analysis to determine the projected effect on net interest income of various increases and decreases in the level of interest rates. These scenarios assume that the rate changes occur in even monthly increments over twelve months and then hold constant for an additional twelve months. The volatility of net interest income over this twenty-four month period in both an up and down rate scenario is measured by reference to the levels of such income in a flat rate scenario. Such a "rate shock analysis" requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is at best an estimate and cannot accurately predict the impact of future interest rate changes on net interest income. Gulf West has established guidelines for the acceptable volatility of net interest income for the twenty-four month period and management institutes appropriate strategies designed to keep the volatility levels within those guidelines. As of December 31, 2001, the simulation analysis projects an increase in net interest income of 0.56% for the following 12 months assuming a decrease in interest rates of 50 basis points spaced evenly throughout that 12 month period. If rates increase by 200 basis points over that same 12-month period, then net interest income will decrease by 2.42%. These volatility levels are within the Company's guidelines.

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

Gulf West also maintains a portfolio of liquid assets (cash and assets maturing or repricing in one year or less) in order to reduce its vulnerability to shifts in market rates of interest. At December 31, 2001, 6.2% of Gulf West's total assets consisted of cash and short-term U.S. Government and agency securities maturing in one year or less. Furthermore, as of such date, Gulf West's liquidity ratio was 25.4%.

Gulf West also seeks to maintain a large stable core deposit base by providing quality service to its customers without significantly increasing its cost of funds or operating expenses. The success of Gulf West's core deposit strategy is demonstrated by the stability and growth of its demand accounts, money-market deposit accounts, savings accounts and NOW accounts, which totaled $271.6 million, representing 63.8% of total deposits at December 31, 2001. Management anticipates that these accounts will increase and in the future comprise a significant portion of its deposit base.

The following table sets forth certain information relating to Gulf West's interest-earning assets and interest-bearing liabilities at December 31, 2001 that are estimated to mature or are scheduled to reprice within the period shown. Since assets and liabilities within each interest-sensitive period may not reprice by the same amount or at the same time, the following table may not be reflective of changes in net interest income which would result from changes in the general level of interest rates.


                                                More
                                                Than      More
                                               Three    Than Six      More          More
                                               Months    Months     Than One     than Five
                                    Three      to Six    to One      Year to     Years and
                                    Months     Months     Year     Five Years   Insensitive    Total
                                  ----------  --------  ---------  -----------  ------------  -------
                                                                        ($ in thousands)
Loans (1),(2):
 Adjustable rate................   $ 66,040    13,107     11,198      143,751         5,588   239,684
 Fixed rate.....................     15,173     1,633      3,212       35,347        38,810    94,175
                                   --------   -------   --------      -------       -------   -------

  Total loans...................     81,213    14,740     14,410      179,098        44,398   333,859

FHLB stock......................          -         -          -            -         1,228     1,228
Investments (3),(4).............     14,995       213        187       42,620        77,465   135,480
                                   --------   -------   --------      -------       -------   -------

  Total rate-sensitive assets...     96,208    14,953     14,597      221,718       123,091   470,567
                                   --------   -------   --------      -------       -------   -------

Deposit accounts (5):
 Savings and NOW................     23,280         -          -            -        65,137    88,417
 Money market...................     84,683         -          -            -         4,419    89,102
 Time deposits..................     43,229    40,124     40,492       29,827            66   153,738
                                   --------   -------   --------      -------       -------   -------

Total interest-bearing deposit
 accounts.......................    151,192    40,124     40,492       29,827        69,622   331,257

Other borrowings................          -     9,700      9,600       28,300             -    47,600
                                   --------   -------   --------      -------       -------   -------

  Total rate-sensitive
    liabilities.................    151,192    49,824     50,092       58,127        69,622   378,857
                                   --------   -------   --------      -------       -------   -------

Gap (repricing differences).....   $(54,984)  (34,871)   (35,495)     163,591        53,469    91,710
                                   ========   =======   ========      =======       =======   =======

Cumulative GAP..................   $(54,984)  (89,855)  (125,350)      38,241        91,710
                                   ========   =======   ========      =======       =======

Cumulative GAP/total assets.....     (10.65)%  (17.41)%   (24.29)%       7.41%        17.77%
                                   ========   =======   ========      =======       =======

_________________________

(1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their contractual maturities.
(2)  Includes nonaccrual loans.
(3) Investments are scheduled according to their respective repricing and maturity dates.
(4)  Includes federal funds sold.
(5) The savings and NOW accounts repricing volumes are based on management's assumptions of the sensitivity of these accounts to changes in market interest rates. Time accounts are scheduled according to their respective maturity dates.

The following table reflects the contractual principal repayments by period of Gulf West's loan portfolio at December 31, 2001.

                               Residential
Years Ending                    Mortgage   Consumer
December 31,       Commercial   Loans      Loans    Total
------------       ----------  --------    ------   -----
                                 (In thousands)

     2002........    $ 35,278     2,514     3,292   41,084
     2003........      20,557     1,163     2,599   24,319
     2004........      28,860     1,215     2,164   32,239
     2005-2006...      29,262     3,011     2,918   35,191
     2007-2011...      93,487     7,058       978  101,523
     Thereafter..      80,407    18,336       760   99,503
                     --------    ------    ------  -------

       Total.....    $287,851    33,297    12,711  333,859
                     ========    ======    ======  =======

Of the $292,775 of loans due after 2002, 29% of such loans have fixed rates of interest and 71% have adjustable rates.

The following table displays loan originations by type of loan and principal reductions during the periods indicated:


           Year Ended December 31,
----------------------------------
                                                  2001      2000      1999      1998      1997
                                                  ----      ----      ----      ----      ----
                                                                                (In thousands)
 Originations and purchases:
    Commercial loans.......................  $  37,224    32,644    25,799    23,066    12,102
    Commercial real estate loans...........     76,966    63,515   107,828    71,624    31,329
    Residential real estate................      8,337     8,399    15,410    16,085     4,197
    Consumer loans.........................      9,593     8,996     8,271    11,046    11,692
                                             ---------   -------   -------   -------   -------

     Total loans originated and purchased..    132,120   113,554   157,308   121,821    59,320

 Loans acquired with purchase of Citizens..          -         -         -    30,744         -
 (Increase) in available lines of credit...     (6,642)  (16,212)   (4,053)  (12,374)   (2,913)
 Principal reductions......................   (111,766)  (63,304)  (78,260)  (53,368)  (46,181)
                                             ---------   -------   -------   -------   -------

     Increase in gross loans...............  $  13,712    34,038    74,995    86,823    10,226
                                             =========   =======   =======   =======   =======

The following table sets forth information concerning Gulf West's loan portfolio by type of loan at the dates indicated.

                                                                                                                     At December 31,
                                                                     ---------------------------------------------------------------
                                           2001                2000                  1999                 1998               1997
                                         --------            --------               -------              ------             -------
                                            % of                % of                  % of                 % of               % of
                                Amount     Total    Amount     Total     Amount      Total     Amount     Total    Amount    Total
                               --------- --------  --------  ---------  ----------  --------  ---------  -------  --------  -------
                                                                                             (Dollars in thousands)
 Commercial..................   $ 55,320    16.6%   $ 49,027     15.3%   $ 39,612     13.9%   $ 30,102      14.3%  $ 19,752    15.9%
 Commercial
  real estate................    232,531    69.6     225,825     70.5     202,263     70.7     125,089      59.3     72,396    58.2
 Residential
  real estate................     33,297    10.0      33,838     10.6      32,125     11.2      43,427      20.6     18,966    15.3
 Consumer....................     12,711     3.8      11,457      3.6      12,109      4.2      12,496       5.8     13,177    10.6
                                --------   -----    --------   ------    --------   ------    --------   -------   --------   -----

   Total loans...............    333,859   100.0%    320,147    100.0%    286,109    100.0%    211,114     100.0%   124,291   100.0%
                                           =====               ======               ======               =======              =====

 Less:
  Deferred loan fees
   premiums and
   discounts.................       (326)                 12                  (35)                 (70)                (172)
  Allowance for
   loan losses...............     (3,410)             (3,195)              (2,849)              (2,436)              (1,564)
                                --------            --------             --------               ------             --------

   Loans, net................   $330,123            $316,964             $283,225             $208,608             $122,555
                                ========            ========             ========             ========             ========

The following table shows the distribution of, and certain other information relating to, deposit accounts by type:

                                                                               At December 31,
                                                                ------------------------------
                                                                   2001                   2000
                                                                -------                -------
                                                                   % of                   % of
                                                      Amount    Deposit     Amount     Deposit
                                                      ------    -------     ------     -------
                                                                          (Dollars in thousands)
Noninterest-bearing demand deposits...........      $ 94,066      22.1%    $ 74,546      19.0%
Savings and NOW deposits......................        88,417      20.8       79,305      20.2
Money-market deposits.........................        89,102      20.9       69,329      17.7
Time deposits.................................       153,738      36.2      168,874      43.1
                                                    --------     -----     --------     -----

Total deposits................................      $425,323     100.0%    $392,054     100.0%
                                                    ========     =====     ========     =====

Jumbo certificates ($100,000 and over) mature as follows:

                                                     At December 31,
                                                     ---------------
                                                                2001
                                                                ----
                                                      (In thousands)
Due three months or less.......................        $ 16,910
Due over three months to six months............          16,188
Due over six months to one year................          14,382
Due over one year..............................           6,172
                                                       --------

                                                       $ 53,652
                                                       ========

The scheduled maturities of time deposits are as follows:

                                                               At December 31,
                                                               ---------------
                                                                          2001
                                                                          ----
                                                                (In thousands)
 Due in one year or less...............................         $ 123,845
 Due in more than one but less than three years........            27,148
 Due in more than three but less than five years.......             2,679
 Due in over five years................................                66
                                                                ---------

                                                                $ 153,738
                                                                =========

The following table sets forth the net deposit flows of Gulf West during the periods indicated (in thousands):

                                                    Year Ended December 31,
                                                    -----------------------
                                                      2001    2000     1999
                                                      ----    ----     ----

  Net increase before interest credited.........    $45,393  22,098   58,857
  Net credited..................................     12,124  13,389   11,338
                                                    -------  ------   ------

    Net deposit increase........................    $33,269  35,487   70,195
                                                    =======  ======   ======

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

                                                                                 Year Ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                         2001                          2000                           1999
                                            -----------------------------  ----------------------------  ---------------------------
                                                        Interest  Average             Interest  Average             Interest Average
                                            Average          and   Yield/  Average         and   Yield/  Average         and  Yield/
                                            Balance    Dividends     Rate  Balance   Dividends    Rate   Balance   Dividends    Rate
                                            -------    ---------  -------  -------   ---------  ------   -------   --------- -------
                                                                         (Dollars in thousands)
Interest-earning assets:
 Loans (1)................................   $328,085    27,101     8.26%   $296,544   25,525     8.61%   $264,010     21,813  8.26%
 Securities...............................     92,627     5,841     6.31%     76,113    4,978     6.54%     74,693      4,522  6.05%
 Other interest-earning assets (2)........     15,708       616     3.92%     13,314      842     6.32%     10,570        519  4.91%
                                             --------   -------             --------  -------             --------    -------
  Total interest-earning assets...........    436,420    33,558     7.69%    385,971   31,345     8.12%    349,273     26,854  7.69%
                                                        -------                       -------                         -------
Noninterest-earning assets (3)............     42,798                         40,861                        41,601
                                             --------                       --------                      --------
  Total assets............................   $479,218                       $426,832                      $390,874
                                             ========                       ========                      ========
Interest-bearing liabilities:
 Savings and NOW deposits.................     79,301       890     1.12%     82,856    1,511     1.82%     86,707      1,685  1.94%
 Money-market deposits....................     82,625     2,537     3.07%     52,245    2,554     4.89%     33,243      1,149  3.46%
 Time deposits............................    157,334     8,507     5.41%    169,003    9,487     5.61%    168,151      8,607  5.12%
 Other borrowings.........................     46,513     2,115     4.55%     26,880    1,660     6.18%     21,042      1,014  4.82%
                                             --------   -------             --------  -------             --------    -------
   Total interest-bearing liabilities.....    365,773    14,049     3.84%    330,984   15,212     4.60%    309,143     12,455  4.03%
                                                        -------                       -------                         -------

Noninterest-bearing liabilities...........     75,337                         63,328                        52,081
Stockholders' equity......................     38,108                         32,520                        29,650
                                             --------                       --------                      --------

   Total liabilities and stockholders'
     equity..................                $479,218                       $426,832                      $390,874
                                             ========                       ========                      ========

Net interest income.......................              $19,509                       $16,133                         $14,399
                                                        =======                       =======                         =======

Interest-rate spread (4)..................                          3.85%                         3.52%                        3.66%
                                                                 =======                          ====                         ====

Net interest margin (5)...................                          4.47%                         4.18%                        4.12%
                                                                 =======                          ====                         ====

Ratio of average interest-earning assets
 to average interest-bearing liabilities..       1.19                           1.17                          1.13
                                             ========                       ========                      ========

________________________________________

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


                                           Year Ended December 31,
                                                2001 vs. 2000
                                     -----------------------------------
                                         Increase (Decrease) Due to
                                     -----------------------------------
                                                         Rate/
                                       Rate    Volume   Volume    Total
                                     --------  -------  -------  -------
                                               (In thousands)
Interest earning assets:
 Loans.............................  $(1,029)   2,715     (110)   1,576
 Securities........................     (178)   1,080      (39)     863
 Other interest-earning assets.....     (320)     151      (57)    (226)
                                     -------    -----     ----   ------

  Total............................   (1,527)   3,946     (206)   2,213
                                     -------              ----   ------

Interest-bearing liabilities:
 Deposits:
  Savings and NOW deposits.........     (581)     (65)      25     (621)
  Money market deposits............     (950)   1,485     (552)     (17)
  Time deposits....................     (349)    (655)      24     (980)
  Other borrowings.................     (438)   1,213     (320)     455
                                     -------    -----            ------

  Total............................   (2,318)   1,978     (823)  (1,163)
                                     -------    -----     ----   ------

Net change in net interest income..  $   791    1,968      617    3,376
                                     =======    =====     ====   ======

                                            Year Ended December 31,
                                                2000 vs. 1999
                                     ----------------------------------
                                         Increase (Decrease) Due to
                                     ----------------------------------
                                                         Rate/
                                       Rate    Volume   Volume   Total
                                       ----    ------   ------   -----
                                                          (In thousands)
Interest earning assets:
 Loans.............................  $   912    2,688      112    3,712
 Securities........................      363       86        7      456
 Other interest-earning assets.....      149      135       39      323
                                     -------    -----     ----   ------

  Total............................    1,424    2,909      158    4,491
                                     -------    -----     ----   ------

Interest-bearing liabilities:
 Deposits:
  Savings and NOW deposits.........     (104)     (75)       5     (174)
  Money market deposits............      476      657      272    1,405
  Time deposits....................      832       44        4      880
  Other borrowings.................      286      281       79      646
                                     -------    -----     ----   ------

  Total............................    1,490      907      360    2,757
                                     -------    -----     ----   ------

Net change in net interest income..  $   (66)   2,002     (202)   1,734
                                     =======    =====     ====   ======


              Comparison of Years Ended December 31, 2001 and 2000

General

Net earnings for the year ended December 31, 2001 were $5,041,000 or $0.64 per basic share ($.63 per diluted share) compared to net earnings of $3,525,000 or $.45 per basic share ($.44 per diluted share) for the year ended December 31, 2000. This increase in Gulf West's net earnings was primarily due to an increase in net interest income partially offset by increases in noninterest expenses and income taxes, all of which resulted from the continued growth of the Company. Decreases in market interest rates during 2001 benefited the Company's interest margin since it was able to reprice its deposits and borrowings more quickly than loans and investments were repriced.

Interest Income

Interest income increased from $31.3 million for the year ended December 31, 2000 to $33.6 million for the year ended December 31, 2001. Interest income on loans increased $1.6 million due to an increase in the average loan portfolio balance from $296.5 million for the year ended December 31, 2000 to $328.1 million for the year ended December 31, 2001, only partially offset by a decrease in the weighted-average yield earned on the portfolio from 8.61% to 8.26%. Interest on investment securities increased $863,000 due to an increase in the average investment securities portfolio to $92.6 million in 2001 from $76.1 million in 2000 only partially offset by a decrease in the average yield in 2001 from 6.54% to 6.31%. Interest on other interest-earning assets decreased $226,000 due to a decrease in average yield on other interest-earning assets from 6.32% in 2000 to 3.92% in 2001 only partially offset by an increase in the average balance to $15.7 million from $13.3 million in 2000.

Interest Expense

Interest expense decreased to $14.0 million for the year ended December 31, 2001 from $15.2 million for the year ended December 31, 2000. Interest expense on deposit accounts decreased primarily due to a decrease in the weighted-average rate paid in 2001 from 4.46% to 3.74% in 2001 only partially offset by an increase in the average balance to $319.3 million from $304.1 million. The Company was successful in restructuring its deposit account makeup in 2001 by decreasing reliance on time deposits which decreased from 43% of deposits at December 31, 2000 to 36% of deposits at December 31, 2001. Interest expense on other borrowings increased to $2.1 million from $1.7 million in 2000 primarily due to an increase in average borrowings from $26.9 million in 2000 to $46.5 million in 2001 only partially offset by a decrease in average rates paid on these borrowings. The average cost of all interest-bearing liabilities decreased from 4.60% for the year ended December 31, 2000 to 3.84% for the year ended December 31, 2001.

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by Gulf West, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to Gulf West's market areas, and other factors related to the collectability of Gulf West's loan portfolio. The provision increased from $537,000 for the year ended December 31, 2000 to $761,000 for the year ended December 31, 2001. Management believes the allowance for loan losses of $3.4 million is adequate at December 31, 2001.

Noninterest Income

Total noninterest income increased to $4.0 million for the year ended December 31, 2001 from $3.5 million in 2000. Increases in service fees on deposits, other fees, other income and gain on sale of securities were partially offset by a decrease in leasing fees and commissions which was due to the cessation of leasing activities in November of 2000.

Noninterest Expenses

Total noninterest expenses increased $1.2 million to $15.0 million for the year ended December 31, 2001 from $13.8 million for the year ended December 31, 2000, primarily due to increases in salaries, employee benefits and occupancy expense relating to additional banking offices opened in 2000, partially offset by a decrease in data processing outsourcing expense.

              Comparison of Years Ended December 31, 2000 and 1999

General

Net earnings for the year ended December 31, 2000 were $3,525,000 or $.45 per basic share ($.44 per diluted share) compared to net earnings of $3,070,000 or $.40 per basic share ($.39 per diluted share) for the year ended December 31, 1999. This increase in Gulf West's net earnings was primarily due to an increase in net interest income partially offset by increases in noninterest expenses and income taxes, all of which resulted from the continued growth of the Company.

Interest Income

Interest income increased from $26.9 million for the year ended December 31, 1999 to $31.3 million for the year ended December 31, 2000. Interest income on loans increased $3.7 million due to an increase in the average loan portfolio balance from $264.0 million for the year ended December 31, 1999 to $296.5 million for the year ended December 31, 2000, and by an increase in the weighted-average yield earned on the portfolio from 8.26% to 8.61%. Interest on investment securities increased $456,000 due to an increase in the average investment securities portfolio to $76.1 million in 2000 from $74.7 million in 1999 and an increase in the average yield in 2000. Interest on other interest- earning assets increased $323,000 due to a increase in average other interest- earning assets from $10.6 million in 1999 to $13.3 million in 2000 and an increase in the average yield from 4.91% to 6.32%.

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

Noninterest Income

Total noninterest income remained about the same at $3.5 million for the year ended December 31, 2000 and 1999. Increases in service fees on deposits, other fees, other income and gain on sale of securities were offset by a decrease in leasing fees and commissions.

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

                           Selected Quarterly Results

Selected quarterly results of operations for the four quarters ended December 31 are as follows (in thousands, except share amounts):

                                          2001                                2000
                               ---------------------------        ---------------------------
                            Fourth    Third   Second    First   Fourth    Third   Second    First
                           Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
                           -------  -------  -------  -------  -------  -------  -------  -------
Interest income..........   $8,160    8,580    8,600    8,218    8,265    7,926    7,676    7,478
Interest expense.........    2,749    3,457    3,871    3,972    4,226    3,929    3,549    3,508
Net interest income......    5,411    5,123    4,729    4,246    4,039    3,997    4,127    3,970
Provision for loan
 losses..................      187      221      196      157      210       47       57      223
Earnings before
 income taxes............    2,539    2,161    1,743    1,267    1,244    1,377    1,538    1,160
Net earnings.............    1,626    1,407    1,149      859      824      914    1,010      777
Basic earnings per
 common share (1)........      .20      .18      .15      .11      .10      .12      .13      .10
Diluted earnings per
 common share (1)........      .20      .17      .15      .11      .10      .11      .13      .10
Cash dividends declared
 per common share........        -        -      .10        -        -        -        -        -
Market price range (1):
 High....................     9.70     8.98     9.05     9.05     8.09     7.93     9.06     7.93
 Low.....................     8.19     7.67     7.62     7.02     6.55     7.14     6.35     6.35

(1) All per share information is presented to reflect all stock dividends and stock splits including the 5% stock dividends declared September 21, 2000 and September 20, 2001.

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

  (i) "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risk;"

  (ii) "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Asset-Liability Structure;" and

  (iii) Note 10 to "CONSOLIDATED FINANCIAL STATEMENTS OF GULF WEST BANKS, INC. AND SUBSIDIARIES."

Item 8.  Financial Statements and Supplementary Data.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                     ($ in thousands, except share amounts)

                                                                       December 31,
                                                                      -------------
                                                                      2001     2000
                                                                      ----     ----
  Assets

Cash and due from banks........................................   $ 16,860   11,389
Federal funds sold and money-market investments................     13,754   18,174
                                                                  --------  -------

     Total cash and cash equivalents...........................     30,614   29,563

Securities available for sale..................................    121,726   74,962
Loans, net of allowance for loan losses of $3,410 and $3,195...    330,123  316,964
Federal Home Loan Bank stock...................................      1,228    1,228
Premises and equipment, net....................................     12,822   12,920
Cash surrender value of bank owned life insurance..............     13,932   13,388
Accrued interest receivable....................................      2,309    2,419
Deferred tax asset.............................................      1,113    1,130
Goodwill, net..................................................      1,282    1,362
Other assets...................................................        892    1,000
                                                                  --------  -------

     Total.....................................................   $516,041  454,936
                                                                  ========  =======

   Liabilities and Stockholders' Equity

Liabilities:
 Noninterest-bearing demand deposits...........................     94,066   74,546
 Savings, NOW deposits and money-market deposits...............    177,519  148,634
 Time deposits.................................................    153,738  168,874
                                                                  --------  -------

     Total deposits............................................    425,323  392,054

 Federal Home Loan Bank advances...............................     20,000   10,000
 Other borrowings..............................................     27,600   14,984
 Other liabilities.............................................      2,481    2,345
                                                                  --------  -------

     Total liabilities.........................................    475,404  419,383
                                                                  --------  -------

Commitments and contingencies (Notes 4, 10 and 15)

Stockholders' equity:
 Class A preferred stock, $5 par value, authorized
   1,000,000 shares, none issued or outstanding................          -        -
 Common stock, $1 par value; 25,000,000 shares
   authorized, 7,904,798 and 7,422,140 issued and outstanding..      7,905    7,422
 Additional paid-in capital....................................     30,427   27,070
 Retained earnings.............................................      2,197    1,194
 Accumulated other comprehensive income (loss).................        108     (133)
                                                                  --------  -------

     Total stockholders' equity................................     40,637   35,553
                                                                  --------  -------

     Total.....................................................   $516,041  454,936
                                                                  ========  =======

See accompanying Notes to Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                   ($ in thousands, except per share amounts)


                                                         Year Ended December 31,
                                                        ------------------------
                                                           2001    2000    1999
                                                           ----    ----    ----
Interest income:
  Loans..............................................   $27,101  25,525  21,813
  Securities available for sale......................     5,841   4,978   4,522
  Other interest-earning assets......................       616     842     519
                                                        -------  ------  ------

     Total interest income...........................    33,558  31,345  26,854
                                                        -------  ------  ------

Interest expense:
  Deposits...........................................    11,934  13,552  11,441
  Other borrowings...................................     2,115   1,660   1,014
                                                        -------  ------  ------

     Total interest expense..........................    14,049  15,212  12,455
                                                        -------  ------  ------

Net interest income..................................    19,509  16,133  14,399

     Provision for loan losses.......................       761     537     670
                                                        -------  ------  ------

Net interest income after provision for loan losses..    18,748  15,596  13,729
                                                        -------  ------  ------

Noninterest income:
  Service fees on deposit accounts...................     1,858   1,496   1,420
  Other fees.........................................       576     573     444
  Gain from sale of securities available for sale....       542     200      60
  Income from mortgage banking activity..............       236      66      31
  Leasing fees and commissions.......................         -     448     869
  Income from bank owned life insurance..............       544     532     601
  Other income.......................................       225     219      53
                                                        -------  ------  ------

     Total noninterest income........................     3,981   3,534   3,478
                                                        -------  ------  ------

Noninterest expenses:
  Salaries and employee benefits.....................     9,026   8,217   7,154
  Occupancy expense..................................     3,024   2,653   2,426
  Data processing....................................       209     332     701
  Federal deposit insurance premium..................        72      73     141
  Advertising........................................       408     352     337
  Stationery, printing and supplies..................       475     426     416
  Telephone and postage..............................       327     321     303
  Other expense......................................     1,478   1,437   1,295
                                                        -------  ------  ------

     Total noninterest expenses......................    15,019  13,811  12,773
                                                        -------  ------  ------

Earnings before income taxes.........................     7,710   5,319   4,434

     Income taxes....................................     2,669   1,794   1,364
                                                        -------  ------  ------

Net earnings.........................................   $ 5,041   3,525   3,070
                                                        =======  ======  ======

Earnings per share:
  Basic..............................................   $   .64     .45     .40
                                                        =======  ======  ======

  Diluted............................................   $   .63     .44     .39
                                                        =======  ======  ======

See accompanying Notes to Consolidated Financial Statements.

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                               ($ in thousands)

                                                                                                    Accumulated
                                                                                                       Other
                                                                                                      Compre-
                                                                            Additional                hensive       Total
                                                           Common Stock       Paid-In    Retained      Income    Stockholders'
                                                       -------------------
                                                       Shares       Amount    Capital     Earnings     (Loss)      Equity
                                                       ------       ------    --------    --------     ------      ------

Balance at December 31, 1998......................     6,643,717    $6,644      21,397          537        386       28,964
                                                                                                                     ------
Comprehensive income:

 Net earnings for 1999............................             -         -           -        3,070          -        3,070

 Net change in unrealized gains (losses) on
   available-for-sale securities, net of taxes....             -         -           -            -     (1,848)      (1,848)
                                                                                                                     ------

 Comprehensive income.............................             -         -           -            -          -        1,222
                                                                                                                     ------

Shares issued under employee stock purchase plan..        10,830        11          39            -          -           50
                                                                                                                     ------

Other.............................................             -         -           3            -          -            3
                                                                                                                     ------

Shares issued under stock option plan.............        18,613        18          79            -          -           97
                                                                                                                     ------

Cash for fractional shares........................             -         -           -           (2)         -           (2)
                                                                                                                     ------

Stock dividends...................................       333,435       334       2,688       (3,022)         -            -
                                                       ---------    ------      ------       ------    -------       ------

Balance at December 31, 1999......................     7,006,595     7,007      24,206          583     (1,462)      30,334
                                                                                                                     ------
Comprehensive income:

 Net earnings for 2000............................             -         -           -        3,525          -        3,525

 Net change in unrealized gains (losses) on
   available-for-sale securities, net of taxes....             -         -           -            -      1,329        1,329
                                                                                                                     ------

 Comprehensive income.............................             -         -           -            -          -        4,854
                                                                                                                     ------

Shares issued under employee stock purchase plan..        21,345        21         134            -          -          155
                                                                                                                     ------

Shares issued under stock option plan.............        40,973        41         169            -          -          210
                                                                                                                     ------

Stock dividends...................................       353,227       353       2,561       (2,914)         -            -
                                                       ---------    ------      ------       ------    -------       ------

Balance at December 31, 2000......................     7,422,140     7,422      27,070        1,194       (133)      35,553
                                                                                                                     ------
Comprehensive income:

 Net earnings for 2001............................             -         -           -        5,041          -        5,041

 Net change in unrealized gains (losses) on
   available-for-sale securities, net of taxes....             -         -           -            -        241          241
                                                                                                                     ------

 Comprehensive income.............................             -         -           -            -          -        5,282
                                                                                                                     ------

Shares issued under employee stock purchase plan..        17,977        18          98            -          -          116
                                                                                                                     ------

Shares issued under stock option plan.............        91,386        91         341            -          -          432
                                                                                                                     ------

Cash dividends paid...............................             -         -           -         (746)         -         (746)
                                                                                                                     ------

Stock dividends...................................       373,295       374       2,918       (3,292)         -            -
                                                       ---------    ------      ------       ------    -------       ------

Balance at December 31, 2001......................     7,904,798    $7,905      30,427        2,197        108       40,637
                                                       =========    ======      ======       ======    =======       ======

See accompanying Notes to Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                           Year Ended December 31,
                                                                      ----------------------------
                                                                          2001      2000      1999
                                                                          ----      ----      ----
Cash flows from operating activities:
  Net earnings......................................................  $  5,041     3,525     3,070
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation....................................................     1,277     1,151     1,056
    Provision for loan losses.......................................       761       537       670
    Deferred income tax credit......................................      (128)     (289)     (412)
    Income from mortgage banking activity...........................      (236)      (66)      (31)
    Increase in other liabilities...................................       136        61       884
    Decrease (increase) in accrued interest receivable..............       110      (350)     (423)
    Decrease (increase) in other assets.............................       108       (95)     (441)
    Net amortization of fees, premiums and discounts................       363       354       330
    Write-down on foreclosed real estate............................         -         -        18
    Gain on sale of securities available for sale...................      (542)     (200)      (60)
    Proceeds from sale of loans held for sale.......................    13,536     5,434     1,729
    Originations of loans held for sale.............................   (13,300)   (5,368)   (1,700)
    Amortization of goodwill........................................        80       185        96
                                                                      --------   -------   -------

       Net cash flow provided by operating activities...............     7,206     4,879     4,786
                                                                      --------   -------   -------

Cash flows from investing activities:
  Net increase in loans.............................................   (14,143)  (34,197)  (93,395)
  Purchase of securities available for sale.........................   (96,242)  (23,035)  (24,640)
  Proceeds from sale and maturity of securities available for sale..    28,224    19,365    17,486
  Principal repayments on securities available for sale.............    22,042     8,725    13,138
  Proceeds from sale of foreclosed real estate, net.................         -        87        67
  Purchase of Federal Home Loan Bank stock..........................         -    (1,228)        -
  Net purchase of premises and equipment............................    (1,179)   (2,168)   (2,981)
  Increase in bank owned life insurance.............................      (544)     (531)     (235)
                                                                      --------   -------   -------

       Net cash used in investing activities........................   (61,842)  (32,982)  (90,560)
                                                                      --------   -------   -------

Cash flows from financing activities:
  Net increase in deposits..........................................    33,269    35,487    70,195
  Advances from the Federal Home Loan Bank..........................    10,000    10,000         -
  Net increase (decrease) of other borrowings.......................    12,616   (12,433)   11,979
  Issuance of common stock and other................................       548       365       150
  Cash dividend paid................................................      (746)        -        (2)
                                                                      --------   -------   -------

       Net cash provided by financing activities....................    55,687    33,419    82,322
                                                                      --------   -------   -------

       Net increase (decrease) in cash and cash equivalents.........     1,051     5,316    (3,452)

Cash and cash equivalents at beginning of year......................    29,563    24,247    27,699
                                                                      --------   -------   -------

Cash and cash equivalents at end of year............................  $ 30,614    29,563    24,247
                                                                      ========   =======   =======

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest........................................................  $ 14,181    15,062    13,368
                                                                      ========   =======   =======

    Income taxes....................................................  $  2,518     2,079     1,587
                                                                      ========   =======   =======

  Noncash transactions:
    Reclassification of loans to foreclosed real estate.............  $      -       376       175
                                                                      ========   =======   =======

    Reclassification of foreclosed real estate to loans.............  $      -       642        66
                                                                      ========   =======   =======

    Loans converted into available-for-sale securities..............  $      -         -    18,032
                                                                      ========   =======   =======

    Net change in unrealized gain (loss) on available for sale
       securities, net of taxes.....................................  $    241     1,329    (1,848)
                                                                      ========   =======   =======

See accompanying Notes to Consolidated Financial Statements.

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              December 31, 2001 and 2000 and For Each of the Years
                in the Three-Year Period Ended December 31, 2001


(1) Summary of Significant Accounting Policies

     General. Gulf West Banks, Inc. (the "Holding Company") is a financial holding company which owns 100% of the outstanding stock of Mercantile Bank ("Mercantile") and Mercantile Bank Leasing, Inc. ("MBL"). Collectively the entities are referred to as "Gulf West." Mercantile is a State (Florida) chartered commercial bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. Mercantile, through fifteen banking offices, provides a variety of banking services to individuals and businesses located primarily in Pinellas, Hillsborough and Pasco Counties, Florida. MBL has been an equipment leasing company that arranged financing for a variety of equipment for all types of businesses. MBL's operations were discontinued on November 15, 2000. The Holding Company's primary business activities are the operations of Mercantile. Gulf West operates in only one reportable industry segment: banking.

     Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of Gulf West conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry.

     Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loans losses.

     Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash balances, due from banks, federal funds sold, securities purchased under agreements to resell and money-market investments, all of which mature within ninety days.

     Securities. Gulf West may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which Gulf West has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on securities available for sale and held to maturity are recognized in interest income using the interest method over the period to maturity or the call date, as applicable.

     Loans Held for Sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.

     Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs.

          Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

          The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies, Continued

     Loans, Continued. All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest earnings. The interest on these loans is accounted for on the cash-basis or cost- recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

     Foreclosed Assets. Foreclosed assets acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included in the statements of earnings.

     Premises and Equipment. Land is stated at cost. Buildings and leasehold improvements and furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method over the estimated useful life of the related asset or remaining term of the lease, whichever is shorter.

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

     Stock Compensation Plans. Statement of Financial Accounting Standards
          (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under Gulf West's stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. Gulf West has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net earnings and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

     Earnings Per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. The Board of Directors declared 5% stock dividends on September 20, 2001, September 21, 2000 and on October 21, 1999. All per share amounts have been presented to reflect these stock dividends.

     Off-Balance-Sheet Financial Instruments. In the ordinary course of business, Gulf West has entered into off-balance-sheet financial instruments consisting of unfunded loan commitments, unused lines of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

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


                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                            2001      2000     1999
                                                                            ----      ----     ----
           Unrealized holding gains on available-for-sale securities...     $ 928    2,327    (2,896)
           Reclassification adjustment for gains realized in income....      (542)    (200)      (60)
                                                                            -----    -----    ------

           Net unrealized gains (losses)...............................       386    2,127    (2,956)

           Income (taxes) benefit......................................      (145)    (798)    1,108
                                                                            -----    -----    ------

           Net amount..................................................     $ 241    1,329    (1,848)
                                                                            =====    =====    ======

    Future Accounting Requirements. On July 20, 2001, the FASB issued SFAS No.
       141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

       Gulf West has adopted the provisions of SFAS No. 141. The initial adoption of SFAS No. 141 had no impact on Gulf West's consolidated financial statements. SFAS No. 142 was adopted by Gulf West on January 1, 2002. Management believes the adoption of SFAS 142 will result, because of the discontinuance of the amortization of goodwill, in an annual decrease in future expenses of approximately $80,000.

                                                                     (continued)

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

(2) Securities Available for Sale
    Securities have been classified according to management's intent. The carrying amounts and approximate fair values are as follows (in thousands):


                                                                                                       Gross       Gross
                                                                                         Amortized   Unrealized  Unrealized   Fair
                                                                                            Cost       Gains       Losses     Value
                                                                                         ----------  ----------  ----------  -------
      December 31, 2001:
       U.S. Treasury securities........................................................    $  4,572          73           -    4,645
       Corporate and other obligations.................................................      15,866         280         223   15,923
       Equity securities...............................................................         818          44          20      842
       Mortgage-backed securities......................................................     100,296         492         472  100,316
                                                                                           --------     -------    --------  -------

                                                                                           $121,552         889         715  121,726
                                                                                           ========     =======    ========  =======

      December 31, 2000:
       U.S. agency obligations.........................................................       5,004           6           8    5,002
       U.S. Treasury securities........................................................       6,929          32          12    6,949
       Corporate and other obligations.................................................      13,467         192          98   13,561
       Equity securities...............................................................         108           2           9      101
       Mortgage-backed securities......................................................      49,666         136         453   49,349
                                                                                           --------     -------    --------  -------

                                                                                           $ 75,174         368         580   74,962
                                                                                           ========     =======    ========  =======

The scheduled maturities of securities available for sale at December 31, 2001 are as follows (in thousands).

                                                                                                                 Amortized    Fair
                                                                                                                    Cost       Value
                                                                                                                 ----------  -------
      Due in one year or less..........................................................                            $  1,127    1,129
      Due after one year through five years............................................                               6,073    6,194
      Due in five years to ten years...................................................                               4,010    4,094
      Due after ten years..............................................................                               9,228    9,151
      Equity securities................................................................                                 818      842
      Mortgage-backed securities.......................................................                             100,296  100,316
                                                                                                                   --------  -------

                                                                                                                   $121,552  121,726
                                                                                                                   ========  =======

Securities sales transactions are summarized as follows (in thousands):

                                                                                                           Year Ended December 31,
                                                                                                        ----------------------------
                                                                                                          2001       2000     1999
                                                                                                        -------    --------  -------
      Principal received from sales....................................................                 $15,162      12,396    8,352
                                                                                                        =======    ========  =======

      Gross gains......................................................................                     542         200       67
      Gross loss.......................................................................                       -           -        7
                                                                                                        -------    --------  -------

      Net gain.........................................................................                 $   542         200       60
                                                                                                        =======    ========  =======

                                                                     (continued)

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

(2)  Securities Available for Sale, Continued
     Gulf West had pledged securities with book values as follows (in thousands):

                                                                       At December 31,
                                                                   ---------------------
                                                                      2001       2000
                                                                   ---------   ---------
              Security for public funds..........................  $   8,995      9,588
              Treasury tax deposits..............................  $     620        300
              As bankruptcy trustee..............................  $       -        101
              Securities sold under agreements to repurchase.....  $  31,786     25,609

     During 2001 and 2000, Gulf West executed securities transactions with a broker/dealer controlled by one of Gulf West's directors. These transactions were for the purchase of $6,099,000 and $5,000,000, respectively. During 2001, there were no sales, sales during 2000 consisted of $5,000,000 of mortgaged-backed securities.

(3)  Loans
     The components of loans were as follows (in thousands):

                                                                            At December 31,
                                                                        ------------------------
                                                                           2001         2000
                                                                        ----------    ----------
           Commercial real estate...................................... $ 232,531       225,815
           Commercial..................................................    55,320        49,037
           Residential real estate.....................................    33,297        33,838
           Consumer....................................................    12,711        11,457
                                                                        ---------     ---------

              Subtotal.................................................   333,859       320,147

           Net deferred loan fees, premiums and discounts..............      (326)           12
           Allowance for loan losses...................................    (3,410)       (3,195)
                                                                        ---------     ---------

              Loans, net............................................... $ 330,123       316,964
                                                                        =========     =========

     An analysis of the change in the allowance for loan losses follows (in thousands):

                                                      Year Ended December 31,
                                                     -------------------------
                                                       2001     2000    1999
                                                     -------- -------- -------
           Balance at January 1..................... $  3,195   2,849   2,436
                                                     --------  ------  ------

           Loans charged off........................     (676)   (226)   (295)
           Recoveries...............................      130      35      38
                                                     --------  ------  ------

              Net loans charged off.................     (546)   (191)   (257)

           Provision for loan losses................      761     537     670
                                                     --------  ------  ------

           Balance at December 31................... $  3,410   3,195   2,849
                                                     ========  ======  ======

                                                                     (continued)

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

(3) Loans, Continued

    Impaired loans, all collateral dependent, were as follows (in thousands):

                                                          2001    2000   1999
                                                         ------  ------ ------

        Balance at end of year........................   $5,959   2,536  2,546
        Average balance during year...................    4,100   2,536      7
        Total related allowance for losses............        -       -      -
        Interest income recognized on impaired loans..      236     234      -

    Credit Risk and Credit Losses. A credit risk concentration results when Gulf
      West has a significant credit exposure to an individual or a group engaged in similar activities or having similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

    Most of Gulf West's business activity is with customers located within Pinellas, Pasco and Hillsborough Counties, Florida. The loan portfolio is generally diversified among individuals and types of industries. Loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The amount of collateral obtained upon extension of credit is based on Gulf West's credit evaluation of the customer. Collateral primarily includes accounts receivable, inventory, property and equipment, income-producing commercial properties and residential homes. However, Gulf West has a concentration of loans in the hospitality industry, the aggregate amount of loans at December 31, 2001 and 2000 was $43,839,000 and $57,291,000, respectively on 18 and 30 loans, respectively.

    Loans to Related Parties. The aggregate amount of loans owed to Gulf West by its executive and senior officers, directors, and their related entities at December 31, 2001 and 2000 was approximately $6,271,000 and $8,778,000, respectively. The loans outstanding as of December 31, 2001 were made up of $4,947,000 of mortgage loans and $1,324,000 of various other types of loans. These loans have been made on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.

(4) Premises and Equipment

    A summary of premises and equipment follows (in thousands):

                                                            At December 31,
                                                          ------------------
                                                            2001      2000
                                                          -------    -------

        Land............................................  $ 4,055      4,038
        Buildings and leasehold improvements............    8,331      7,700
        Furniture, fixtures and equipment...............    7,199      6,735
                                                          -------    -------

          Total, at cost................................   19,585     18,473

        Less accumulated depreciation and amortization..   (6,763)    (5,553)
                                                          -------    -------

                                                          $12,822     12,920
                                                          =======    =======

                                                                     (continued)

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

(4)  Premises and Equipment, Continued

     Gulf West leases certain facilities and equipment under operating leases with noncancellable terms. Some leases contain escalation clauses and expense pass-throughs as well as renewal options. Rent expense amounted to approximately $941,000, $809,000 and $703,000 for the years ended December 31, 2001, 2000 and 1999, respectively. A summary of the operating lease commitments at December 31, 2001 follows (in thousands):

          Year Ending
          December 31,                              Amount
          ------------                              ------

             2002.................................  $   942
             2003.................................      818
             2004.................................      668
             2005.................................      531
             2006.................................      408
             Thereafter...........................      958
                                                    -------

                                                    $ 4,325
                                                    =======

(5)  Loan Servicing

     Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans are summarized as follows (in thousands):

                                                           At December 31,
                                                         -------------------
                                                           2001       2000
                                                         -------     -------

       Loan portfolios serviced for:
            FNMA.......................................  $ 17,609     22,948
            FHLMC......................................       710      1,204
            Other investors............................     4,091      3,245
                                                         --------    -------

                                                         $ 22,410     27,397
                                                         ========    =======

          Custodial balances maintained in connection
            with loans serviced for others.............  $     72        265
                                                         ========    =======

     The servicing for FNMA and FHLMC was sold on December 15, 2001. The effective transfer dates when servicing will cease are February 1 and February 16, 2002, respectively.

(6)  Deposits

     The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $53,652,000 and $54,494,000 at December 31,
       2001 and 2000, respectively.

     A schedule of maturities for time deposits follows (in thousands):

          Year Ending                                            At December 31,
                                                                 ---------------
          December 31,                                                2001
          ------------                                                ----

             2002................................................  $  123,845
             2003 and 2004.......................................      27,148
             2005 and 2006.......................................       2,679
             Thereafter..........................................          66
                                                                   ----------

                                                                   $  153,738
                                                                   ==========

                                                                     (continued)

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

(7)  Federal Home Loan Bank Advances

     Federal Home Loan Bank of Atlanta ("FHLB") advances are collateralized by all of Gulf West's FHLB stock, and blanket floating liens on 1-4 family mortgage loans, and qualifying commercial real estate loans and are as follows (in thousands):

          Maturing in the   Weighted-Average             At December 31,
                                                       ---------------------
            Year Ending      Interest Rate              2001           2000
          --------------    ---------------            -------       -------

             2001                     7.10%            $     -         5,000
             2002                     6.01%              5,000         5,000
             2003                     3.47%              5,000             -
             2006*                    5.03%             10,000             -
                                                       -------       -------

                                                       $20,000        10,000
                                                       =======       =======

     * Subject to a one-time call in 2004.

(8)  Other Borrowings

     Other borrowings are summarized as follows (in thousands):

                                                                  At December 31,
                                                                 -----------------
                                                                   2001      2000
                                                                 --------  -------
          Securities sold under agreements to repurchase.......  $ 27,600   11,984
          Federal funds purchased..............................         -    3,000
                                                                 --------  -------

               Total other borrowings..........................  $ 27,600   14,984
                                                                 ========  =======

     Securities sold under agreements to repurchase were delivered to the broker-dealers who arranged the transactions. Securities collateralizing customer repurchase agreements are held by a third party. The agreements at December 31, 2001 mature within three years. Information concerning securities sold under agreements to repurchase is summarized as follows ($ in thousands):

                                                      Year Ended December 31,
                                                     -------------------------
                                                      2001      2000     1999
                                                     -------   ------   ------

       Average balance during the year............   $28,555   21,610   21,042
       Average interest rate during the year......      3.99%    5.95%    4.82%
       Maximum month-end balance during the year..   $41,102   26,709   27,917

     The average rate was determined by dividing the total interest paid by the average outstanding borrowings.

     At December 31, 2001 and 2000, Gulf West had five and six, respectively, variable-rate lines of credit from other financial institutions, excluding the Federal Home Loan Bank of Atlanta, totaling $24,000,000 and $29,000,000, respectively. At December 31, 2001 and 2000, borrowings against these lines totaled $0 and $3,000,000, respectively.

                                                                     (continued)

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

(9) Income Taxes

     Allocation of income taxes between current and deferred portion is as follows (in thousands):

                                               Year Ended December 31,
                                               -----------------------
                                                2001    2000     1999
                                               ------   -----    -----
                   Current:
                     Federal................   $2,398   1,773    1,573
                     State..................      399     310      203
                                               ------   -----    -----

                        Total current.......    2,797   2,083    1,776
                                               ------   -----    -----

                   Deferred:
                     Federal................     (108)   (247)    (352)
                     State..................      (20)    (42)     (60)
                                               ------   -----    -----

                        Total deferred......     (128)   (289)    (412)
                                               ------   -----    -----

                        Total income taxes..   $2,669   1,794    1,364
                                               ======   =====    =====

     The reasons for the differences between the statutory Federal income tax rate and the effective tax rates are as follows ($ in thousands):

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                               2001                      2000            1999
                                                    ---------------------------   ------------------   --------
                                                                 % of                 % of                 % of
                                                               Pretax               Pretax               Pretax
                                                    Amount   Earnings    Amount   Earnings    Amount   Earnings
                                                    ------   --------    ------   --------    ------   --------
         Tax provision at statutory rate.........   $2,621       34.0%   $1,808       34.0%   $1,508       34.0%
         Increase (reduction) in taxes
           resulting from:
             State taxes, net of federal income
              tax benefit........................      250        3.2       176        3.3        94        2.1
             Tax-exempt income...................     (287)      (3.7)     (291)      (5.5)     (327)      (7.3)
             Other, net..........................       85        1.1       101        1.9        89        2.0
                                                    ------       ----    ------       ----    ------       ----

             Income tax provision................   $2,669       34.6%   $1,794       33.7%   $1,364       30.8%
                                                    ======       ====    ======       ====    ======       ====

                                                                     (continued)

                     GULF WEST BANKS, INC. AND SUBSIDIARIES

(9) Income Taxes, Continued

     The tax effects of each type of item that gives rise to deferred taxes are as follows (in thousands):


                                                                 At December 31,
                                                                 ---------------
                                                                  2001      2000
                                                                 ------    -----
       Deferred tax assets:
         Allowance for loan losses.............................  $1,149    1,068
         Net unrealized loss on securities available for sale..       -       79
         Deferred compensation.................................     304      245
         Interest income from loans on nonaccrual status.......      42        5
         Other.................................................       -       67
                                                                 ------    -----

             Total gross deferred tax assets...................   1,495    1,464
                                                                 ------    -----

       Deferred tax liabilities:
         Accumulated depreciation..............................     261      217
         Purchase accounting adjustments, net..................      50      117
         Net unrealized gain on securities available for sale..      66        -
         Other.................................................       5        -
                                                                 ------    -----

             Total gross deferred tax liabilities..............     382      334
                                                                 ------    -----

             Net deferred tax asset............................  $1,113    1,130
                                                                 ======    =====

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

     The estimated fair values of Gulf West's financial instruments were as follows (in thousands):

                                             At December 31, 2001  At December 31, 2000
                                             --------------------  --------------------
                                              Carrying     Fair     Carrying     Fair
                                               Amount     Value      Amount     Value
                                             ----------  --------  ----------  --------
        Financial assets:
          Cash and cash equivalents........    $ 30,614    30,614      29,563    29,563
          Securities available for sale....     121,726   121,726      74,962    74,962
          Loans............................     330,123   336,472     316,964   317,933
          Accrued interest receivable......       2,309     2,309       2,419     2,419
          Federal Home Loan Bank stock.....       1,228     1,228       1,228     1,228

        Financial liabilities:
          Deposits.........................     425,323   428,693     392,054   394,832
          Federal Home Loan Bank advances..      20,000    19,930      10,000    10,025
          Other borrowings.................      27,600    27,600      14,984    14,984

     A summary of the notional amounts of Gulf West's financial instruments, which approximate fair value, with off-balance-sheet risk at December 31, 2001, follows (in thousands):

          Unfunded loan commitments at variable rates..   $14,987
                                                          =======

          Available lines of credit....................   $52,781
                                                          =======

          Standby letters of credit....................   $ 2,553
                                                          =======

                                                                     (continued)

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

(11) Stock Option Plan

     Certain key employees and directors of Gulf West have options to purchase shares of Gulf West's common stock under its stock option plan. Under the plan, the total number of shares which may be issued shall not exceed 12% (currently 948,576 shares) of Gulf West's total outstanding shares. At December 31, 2001, 92,201 remain available for grant. All per share amounts reflect the 5% stock dividends declared September 20, 2001, September 21, 2000 and October 21, 1999. Some options are fully vested when granted while others generally vest over four years. A summary of stock option transactions follows ($ in thousands, except per share amounts):

                                                             Range
                                                             of Per     Weighted-
                                                             Share       Average   Aggregate
                                              Number of      Option     Per Share    Option
                                               Shares        Price        Price      Price
                                              ---------   ------------  ---------  ----------
          Outstanding at December 31, 1998..    679,268    $2.08-10.20       3.73      2,535

          Options granted...................    226,343      7.23-8.05       7.28      1,647
          Options exercised.................    (21,548)     2.17-4.28       2.69        (58)
          Options forfeited.................       (637)          7.07       7.07         (5)
                                                -------                                -----

          Outstanding at December 31, 1999..    883,426     2.08-10.20       4.66      4,119

          Options granted...................    115,106      6.91-7.14       7.02        808
          Options exercised.................    (45,174)     2.31-4.28       3.25       (147)
          Options forfeited.................    (23,325)     4.28-7.23       6.00       (140)
                                                -------                                -----

          Outstanding at December 31, 2000..    930,033     2.08-10.20       4.99      4,640

          Options granted...................     64,600      7.81-9.02       8.98        580
          Options exercised.................    (95,662)     2.08-7.23       2.57       (246)
          Options forfeited.................    (12,596)     7.14-7.23       7.46        (94)
                                                -------                                -----

          Outstanding at December 31, 2001..    886,375    $2.08-10.20       5.51      4,880
                                                =======    ===========       ====      =====

     The weighted-average remaining contractual life of the outstanding stock options at December 31, 2001, 2000 and 1999 was seventy-seven months, eighty months and eighty-five months, respectively.

     These options are exercisable as follows:


                                           Number    Weighted-Average
          Year Ending                     of Shares   Exercise Price
          -----------                     ---------   --------------

               2002.....................    830,210        $5.33
               2003.....................     24,648         7.98
               2004.....................     21,892         7.97
               2005.....................      9,625         9.02
                                            -------        -----

                                            886,375        $5.51
                                            =======        =====
                                                                     (continued)

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

(11) Stock Option Plan, Continued

     Proforma information regarding net earnings and earnings per share has been determined as if Gulf West had accounted for its employee stock options under the fair value method and is as follows:

                                          Year Ended December 31,
                                          -----------------------
                                           2001    2000    1999
                                          ------   -----   -----

          Net earnings:
             As reported...............   $5,041   3,525   3,070
                                          ======   =====   =====

             Proforma..................   $4,869   3,080   2,829
                                          ======   =====   =====

          Basic earnings per share:
             As reported...............   $  .64     .46     .40
                                          ======   =====   =====

             Proforma..................   $  .62     .40     .38
                                          ======   =====   =====

          Diluted earnings per share:
             As reported...............   $  .63     .45     .39
                                          ======   =====   =====

             Proforma..................   $  .61     .39     .37
                                          ======   =====   =====

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                            Year Ended December 31,
                                                            -----------------------
                                                             2001     2000     1999
                                                            -----     ----     ----
          Risk-free interest rate........................     4.5%     5.5%     6.0%
          Dividend yield.................................       -%       -%       -%
          Expected volatility............................      46%      51%      60%
          Expected life in years.........................      10       10       10
          Per share fair value of options at grant date..   $4.83     5.28     5.99
                                                            =====     ====     ====

                                                                     (continued)

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

(12) Earnings Per Share ("EPS")

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. All share amounts reflect the five percent stock dividends declared on September 20, 2001, September 21, 2000 and October 21, 1999. ($ in thousands, except per share amounts).

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                          2001                            2000                              1999
                                              -----------------------------   -----------------------------   ------------------
                                              Weighted-      Per              Weighted-      Per              Weighted-      Per
                                               Average     Share               Average     Share               Average     Share
                                   Earnings    Shares     Amount   Earnings    Shares     Amount   Earnings    Shares     Amount
                                   --------   ---------   ------   --------   ---------   ------   --------   ---------   ------
     Basic EPS:
          Net earnings
          available to
          common
          stockholders..........   $  5,041   7,845,911   $  .64   $  3,525   7,773,062   $  .45   $  3,070   7,716,443   $  .40
                                                          ======                          ======                          ======

     Effect of dilutive
      securities-
          Incremental shares
          from assumed
          exercise of
          options...............                136,131                         179,242                         217,057
                                              ---------                       ---------                       ---------

     Diluted EPS:
          Net earnings
          available to
          common
          stockholders
          and assumed
          conversions...........   $  5,041   7,982,042   $  .63   $  3,525   7,952,304   $  .44   $  3,070   7,933,500   $  .39
                                   ========   =========   ======   ========   =========   ======   ========   =========   ======

     Shares not included in the computations of diluted earnings per share because the option exercise price was not less than the average market price are as follows:

                                                  Number of     Price        Year       Year
                                                   Shares       Range       Issued     Expires
                                                  ---------  ------------  ---------  ---------
          For the year ended December 31, 2001..     65,047   $9.02-10.20  1998-2001  2008-2011
          For the year ended December 31, 2000..    219,633    7.23-10.20  1998-1999  2008-2009
          For the year ended December 31, 1999..      2,547         10.20       1998       2008

                                                                     (continued)

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

(13) Regulatory Matters

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

     Quantitative measures established by regulation to ensure capital adequacy require Gulf West and Mercantile to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that Gulf West and Mercantile met all capital adequacy requirements to which they are subject.

     As of December 31, 2001, the most recent notification from the Federal
          Deposit Insurance Corporation categorized Mercantile as well capitalized. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Mercantile's category. Gulf West's and Mercantile's actual capital amounts and percentages are presented in the following table.

                                                                                           Minimum To Be Well
                                                                                            Capitalized Under
                                                                         Minimum Capital    Prompt Corrective
                                                            Actual           Requirement    Action Provisions
                                                        ---------------  ---------------    -----------------
                                                        Amount    Ratio   Amount   Ratio    Amount      Ratio
                                                        ------    -----   ------   -----    ------      -----
     As of December 31, 2001:
          Total Risk-Based Capital to Risk-Weighted
           Assets:
            Gulf West................................   $42,657    11.7%  $29,057    8.0%       N/A       N/A
            Mercantile...............................    40,048    11.1    28,990    8.0    $36,237      10.0%

          Tier I Capital to Risk-Weighted Assets:
            Gulf West................................    39,247    10.8    14,529    4.0        N/A       N/A
            Mercantile...............................    36,638    10.1    14,495    4.0     21,742       6.0

          Tier I Capital to Average Assets:
            Gulf West................................    39,247     7.9    19,890    4.0        N/A       N/A
            Mercantile...............................    36,638     7.4    19,877    4.0     24,847       5.0

     As of December 31, 2000:
          Total Risk-Based Capital to Risk-Weighted
           Assets:
            Gulf West................................   $37,517    10.9%  $27,462    8.0%       N/A       N/A
            Mercantile...............................    35,474    10.3    27,435    8.0    $34,294      10.0%

          Tier I Capital to Risk-Weighted Assets:
            Gulf West................................    34,322    10.0    13,731    4.0        N/A       N/A
            Mercantile...............................    32,279     9.4    13,718    4.0     20,576       6.0

          Tier I Capital to Average Assets:
            Gulf West................................    34,322     7.8    17,583    4.0        N/A       N/A
            Mercantile...............................    32,279     7.4    17,538    4.0     21,923       5.0

                                                                     (continued)

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

(14) Profit Sharing Plan

     Gulf West sponsors a Section 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. Gulf West's contributions to the profit sharing plan are comprised of two components: a guaranteed match and a discretionary match. Expense relating to Gulf West's contributions to the profit sharing plan included in the accompanying consolidated statements of earnings was approximately $136,000, $123,000 and $127,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(15) Deferred Compensation Plans

     Gulf West has deferred compensation agreements with certain officers. The terms of the agreements provide for the payments of specified benefits to these participants upon severance or retirement or their beneficiaries in the event of death of the participant while employed by Gulf West or while receiving benefits. Gulf West is accruing the present value of the future benefits over the terms of the agreements. The expense of the deferred compensation plans included in the accompanying consolidated statements of earnings was approximately $157,000, $146,000 and $135,000 for the years ended December 31, 2001,
          2000 and 1999, respectively.

                                                                     (continued)

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

(16)  Parent Company Only Financial Statements
  Condensed financial statements of the Holding Company are presented below.

                           Condensed Balance Sheets
                                (In thousands)

                                                                               At December 31,
                                                                           -------------------
                                                                           2001           2000
                                                                           ----           ----
    Assets

    Cash and cash equivalents with subsidiary.......................    $ 1,750          1,631
    Securities available for sale...................................        797             76
    Investments in wholly-owned subsidiaries........................     38,035         33,728
    Other assets....................................................         73            120
                                                                        -------         ------

       Total........................................................    $40,655         35,555
                                                                        =======         ======

    Liabilities and Stockholders' Equity

    Other liabilities...............................................         18              2
    Stockholders' equity............................................     40,637         35,553
                                                                        -------         ------

       Total........................................................    $40,655         35,555
                                                                        =======         ======

                       Condensed Statements of Earnings
                                (In thousands)

                    Year Ended December 31,
                    -----------------------

                                                                         2001    2000    1999
                                                                       ------   -----   -----
    Revenues........................................................   $  151     115       -
    Expenses........................................................      237     331     293
                                                                       ------   -----   -----

       Loss before earnings of subsidiaries and income tax benefit..      (86)   (216)   (293)

    Income tax benefit..............................................      (43)    (81)    (99)

    Earnings of subsidiaries........................................    5,084   3,660   3,264
                                                                       ------   -----   -----

       Net earnings.................................................   $5,041   3,525   3,070
                                                                       ======   =====   =====

                                                                     (continued)

                    GULF WEST BANKS, INC. AND SUBSIDIARIES

(16)  Parent Company Only Financial Statements, Continued

                      Condensed Statements of Cash Flows
                                (In thousands)

                    Year Ended December 31,
                    -----------------------

                                                                         2001     2000     1999
                                                                        -----     ----     ----
    Cash flows from operating activities:
       Net earnings.................................................  $ 5,041    3,525    3,070
       Adjustments to reconcile net earnings to net cash (used in)
         provided by operating activities:
         Gain on sale of securities available for sale..............     (111)     (96)       -
         Equity in undistributed earnings of subsidiaries...........   (5,084)  (3,660)  (3,264)
         Net decrease in other assets...............................       47       86      201
         Increase in other liabilities..............................       16        -        -
         Dividends from subsidiaries................................    1,200      800        -
                                                                      -------   ------   ------

            Net cash provided by (used in) operating activities.....    1,109      655        7
                                                                      -------   ------   ------

    Cash flows from investing activities:
       Purchase of securities available for sale....................   (1,091)    (757)       -
       Sale of securities available for sale........................      481      770        -
       Investment in subsidiaries...................................     (182)     (28)    (110)
                                                                      -------   ------   ------

            Net cash provided by (used in) investing activities.....     (792)     (15)    (110)
                                                                      -------   ------   ------

    Cash flows from financing activities:
       Net proceeds from issuance of common stock...................      548      365      150
       Cash dividends...............................................     (746)       -       (2)
                                                                      -------   ------   ------

            Net cash (used in) provided by financing activities.....     (198)     365      148
                                                                      -------   ------   ------

    Net increase in cash and cash equivalents.......................      119    1,005       45

    Cash and cash equivalents, beginning of year....................    1,631      626      581
                                                                      -------   ------   ------

    Cash and cash equivalents, end of year..........................  $ 1,750    1,631      626
                                                                      =======   ======   ======

                         Independent Auditors' Report



The Board of Directors
Gulf West Banks, Inc.
St. Petersburg, Florida:


     We have audited the accompanying consolidated balance sheets of Gulf West Banks, Inc. and Subsidiaries ("Gulf West") at December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of Gulf West's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gulf West at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



s/HACKER, JOHNSON & SMITH PA
Tampa, Florida
January 18, 2002

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



s/Gordon W. Campbell
--------------------
Gordon W. Campbell
Chairman and President


s/Barry K. Miller
-----------------
Barry K. Miller
Secretary/ Chief Financial Officer

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this Item regarding the Company's directors and executive officers is incorporated herein by reference to the information set forth under the caption "MANAGEMENT" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders. The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption "EXECUTIVE COMPENSATION -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2002 Proxy Statement.

Item 11.  Executive Compensation.

     The information required by this Item is incorporated herein by reference to the information set forth under the caption "EXECUTIVE COMPENSATION" in the Company's 2002 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is incorporated herein by reference to the information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the 2002 Proxy Statement.

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

          (3) The exhibits required to be filed herewith are listed on the "Exhibit Index" commencing at page 55 herein.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                         GULF WEST BANKS, INC.


                                         By: /s/ Gordon W. Campbell
                                             ----------------------
                                         Gordon W. Campbell, Chairman and
                                         President

                                         Date: February 21, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Signature                        Capacity                           Date
           ---------                        --------                           ----
/s/ Gordon W. Campbell                Chairman of the Board             February 21, 2002
-------------------------------
Gordon W. Campbell


/s/ Barry K. Miller                   Secretary/ (principal             February 21, 2002
-------------------------------       financial officer and
Barry K. Miller                       principal accounting officer)


/s/ Thomas M. Harris                  Director                          February 21, 2002
-------------------------------
Thomas M. Harris


/s/ Algis Koncius                     Director                          February 21, 2002
-------------------------------
Algis Koncius


/s/ Louis P. Ortiz                    Director                          February 21, 2002
-------------------------------
Louis P. Ortiz


/s/ John C. Petagna, Jr.              Director                         February 21, 2002
-------------------------------
John C. Petagna, Jr.


/s/ P.N. Risser, III                  Director                         February 21, 2002
-------------------------------
 P. N. Risser, III


/s/ Ross E. Roeder                    Director                         February 21, 2002
-------------------------------
Ross E. Roeder


/s/ Robert A. Blakley                 Director                         February 21, 2002
-------------------------------
Robert A. Blakley


/s/ Austin L. Fillmon                 Director                         February 21, 2002
-------------------------------
Austin L. Fillmon

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

  /(2)/ incorporated by reference to Note 1 of the Consolidated Financial Statements of Gulf West Banks, Inc. and Subsidiaries, as contained in this Annual Report on Form 10-K.

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