Form 10-Q
period 2002-03-31
GULF WEST BANKS INC
filed 2002-04-30
CIK 932773

==============================================================================
------------------------------------------------------------------------------

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities Exchange
---   Act of 1934.


For the quarterly period ended March 31, 2002

                                    or

      Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from           to
                               ---------    ---------

                      Commission file number 000-23713
                                             ---------


                           GULF WEST BANKS, INC.
                           ---------------------
           (Exact Name of Registrant as Specified in its Charter)


          Florida                                             59-3276590
-----------------------------                               ----------------
(State or other Jurisdiction                               (I.R.S. Employer
 of Incorporation)                                         Identification No.)

                           425 22nd Avenue, North
                       St. Petersburg, Florida 33704
                       ------------------------------
                  (Address of principal executive offices)


                               (727) 894-5696
                               --------------
             Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such quarterly reports), and (2) has been subject to such filing requirements for the past 90 days:


                                                  YES  X    NO
                                                      ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock, par value $1 per share                      7,941,698 shares
------------------------------------              -----------------------------
              (class)                             Outstanding at March 31, 2002


------------------------------------------------------------------------------
==============================================================================

                                   GULF WEST BANKS, INC. AND SUBSIDIARIES

                                                 INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                                                Page
                                                                                                            ----
   Condensed Consolidated Balance Sheets -
     March 31, 2002 (unaudited) and December 31, 2001.........................................................2

   Condensed Consolidated Statements of Earnings -
     Three months ended March 31, 2002 and 2001 (unaudited)...................................................3

   Condensed Consolidated Statement of Stockholders' Equity -
     Three Months Ended March 31, 2002 (unaudited)............................................................4

   Condensed Consolidated Statements of Cash Flows -
     Three Months ended March 31, 2002 and 2001 (unaudited)...................................................5

   Notes to Condensed Consolidated Financial Statements (unaudited).........................................6-7

   Review By Independent Certified Public Accountants.........................................................8

   Report on Review by Independent Certified Public Accountants...............................................9

Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations..............................................................................10-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................................14


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings....................................................................................14

Item 6. Exhibits and Reports on Form 8-K.....................................................................15

SIGNATURES...................................................................................................16

Exhibit Index................................................................................................17



                                         GULF WEST BANKS, INC. AND SUBSIDIARIES

                                              PART I. FINANCIAL INFORMATION

                                              Item 1. Financial Statements

                                          Condensed Consolidated Balance Sheets
                                    (Dollars in thousands, except per share amounts)

                                                                                          March 31,      December 31,
            Assets                                                                          2002            2001
                                                                                         ----------     ------------
                                                                                         (unaudited)
Cash and due from banks.............................................................    $  12,314           16,860
Federal funds sold and money-market investments.....................................       24,240           13,754
                                                                                         --------         --------

         Total cash and cash equivalents............................................       36,554           30,614

Securities available for sale.......................................................      129,140          121,726
Loans, net of allowance for loan losses of $3,560 and $3,410........................      324,434          330,123
Federal Home Loan Bank stock........................................................        1,678            1,228
Premises and equipment, net.........................................................       12,964           12,822
Cash surrender value of bank owned life insurance...................................       14,067           13,932
Accrued interest receivable.........................................................        2,320            2,309
Deferred tax asset..................................................................        1,510            1,113
Goodwill, net.......................................................................        1,282            1,282
Other assets........................................................................          956              892
                                                                                         --------         --------

         Total......................................................................    $ 524,905          516,041
                                                                                        =========         ========

      Liabilities and Stockholders' Equity

Liabilities:
   Noninterest-bearing demand deposits..............................................       88,993           94,066
   Savings, NOW deposits and money-market deposits..................................      180,494          177,519
   Time deposits....................................................................      148,065          153,738
                                                                                         --------         --------

         Total deposits.............................................................      417,552          425,323

   Federal Home Loan Bank advances..................................................       20,000           20,000
   Other borrowings.................................................................       43,620           27,600
   Other liabilities................................................................        2,682            2,481
                                                                                         --------         --------

         Total liabilities..........................................................      483,854          475,404
                                                                                         --------         --------

Stockholders' equity:
   Class A preferred stock, $5 par value, authorized
      1,000,000 shares, none issued or outstanding..................................            -                -
   Common stock, $1 par value; 25,000,000 shares
      authorized, 7,941,698 and 7,904,798 issued and outstanding....................        7,942            7,905
   Additional paid-in capital.......................................................       30,607           30,427
   Retained earnings................................................................        3,032            2,197
   Accumulated other comprehensive income (loss)....................................         (530)             108
                                                                                         --------         --------

         Total stockholders' equity.................................................       41,051           40,637
                                                                                         --------         --------

         Total......................................................................    $ 524,905          516,041
                                                                                         ========         ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                                         GULF WEST BANKS, INC. AND SUBSIDIARIES

                                      Condensed Consolidated Statements of Earnings
                                    (Dollars in thousands, except per share amounts)


                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                            ---------------------------
                                                                                               2002             2001
                                                                                            ----------       ----------
                                                                                                             (unaudited)
Interest income:
    Loans.............................................................................      $    6,147           6,832
    Interest on securities............................................................           1,713           1,232
    Other interest-earning assets.....................................................             101             154
                                                                                            ----------       ----------

        Total interest income.........................................................           7,961           8,218
                                                                                            ----------       ----------

Interest expense:
    Deposits..........................................................................           1,931           3,502
    Borrowings........................................................................             529             470
                                                                                             ----------       ----------

        Total interest expense........................................................           2,460           3,972
                                                                                            ----------       ----------

        Net interest income...........................................................           5,501           4,246

Provision for loan losses.............................................................             188             157
                                                                                            ----------       ----------

        Net interest income after provision for loan losses...........................           5,313           4,089
                                                                                            ----------       ----------

Noninterest income:
    Service charges on deposit accounts...............................................             457             412
    Income earned on bank owned life insurance........................................             135             137
    Gain on sale of securities........................................................             327             206
    Other.............................................................................             174             194
                                                                                            ----------       ----------

        Total noninterest income......................................................           1,093             949
                                                                                            ----------       ----------

Noninterest expense:
    Salaries and employee benefits....................................................           2,475           2,131
    Occupancy expense.................................................................             753             740
    Data processing ..................................................................              56              55
    Advertising ......................................................................             103             102
    Stationery and supplies...........................................................             100             126
    Other.............................................................................             449             617
                                                                                            ----------       ----------

        Total noninterest expense.....................................................           3,936           3,771
                                                                                            ----------       ----------

Earnings before income taxes..........................................................           2,470           1,267

        Income taxes..................................................................             842             408
                                                                                            ----------       ----------

Net earnings..........................................................................      $    1,628             859
                                                                                            ==========       ==========

Basic earnings per share..............................................................      $     0.21            0.11
                                                                                            ==========       ==========

Weighted-average number of shares outstanding for basic...............................       7,927,718        7,811,552
                                                                                            ===========      ==========

Diluted earnings per share............................................................      $     0.20            0.11
                                                                                            ==========       ==========

Weighted-average number of shares outstanding for diluted.............................       8,201,338       8,015,061
                                                                                            ==========       ==========

Dividends per share ..................................................................      $     0.10               -
                                                                                            ==========       ==========


See accompanying Notes to Condensed Consolidated Financial Statements.



                                               GULF WEST BANKS, INC. AND SUBSIDIARIES

                                      Condensed Consolidated Statement of Stockholders' Equity

                                                  Three Months Ended March 31, 2002
                                                       (Dollars in thousands)

                                                                                                    Accumulated
                                                                                                      Other
                                                    Common Stock                                      Compre-
                                               -----------------------      Additional                hensive      Total
                                                 Number of                   Paid-in     Retained     Income    Stockholders'
                                                  Shares      Amount         Capital     Earnings     (Loss)       Equity
                                               -----------   --------        -------     --------    ---------  -------------
Balance at December 31, 2001................      7,904,798   $ 7,905         30,427       2,197          108        40,637
                                                                                                                    --------

Comprehensive income:
     Net earnings (unaudited)...............              -         -              -       1,628            -         1,628

     Net change in unrealized gain on
          securities available for sale,
          net of taxes of $384 (unaudited)..              -         -              -           -         (638)         (638)
                                                                                                                    --------

     Comprehensive income (unaudited).......              -         -              -           -            -           990
                                                                                                                    --------

Shares issued under stock option
     plan (unaudited)  .....................         20,540        21             95        -            -              116
                                                                                                                    --------

Shares sold to employees (unaudited)........         16,360        16             85        -            -              101
                                                                                                                    --------

Cash dividends paid (unaudited).............              -         -              -        (793)        -             (793)
                                                  ---------   -------       --------     --------        ------     --------

Balance at March 31, 2002 (unaudited).......      7,941,698   $ 7,942         30,607       3,032         (530)       41,051
                                                  =========   =======       ========     ========        ======     ========




See accompanying Notes to Condensed Consolidated Financial Statements.

                                         GULF WEST BANKS, INC. AND SUBSIDIARIES

                                     Condensed Consolidated Statements of Cash Flows
                                                     (In thousands)


                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                            ---------------------------
                                                                                               2002           2001
                                                                                            ----------     ----------
                                                                                                           (unaudited)
Cash flows from operating activities:
     Net earnings.......................................................................    $  1,628           859
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation ..................................................................         219           317
         Provision for loan losses......................................................         188           157
         Deferred income tax credit.....................................................         (13)         (375)
         Income from mortgage banking activity..........................................         (24)          (18)
         Proceeds from sales of loans held for sale.....................................       1,755         1,236
         Originations of loans held for sale............................................      (1,731)       (1,218)
         Net amortization of fees, premiums and discounts...............................          24            72
         Gain on sale of securities available for sale..................................        (327)         (206)
         (Increase) decrease in accrued interest receivable.............................         (11)          171
         Increase in other assets.......................................................        (199)         (511)
         Increase in other liabilities..................................................         201           493
                                                                                            ----------     ----------

              Net cash provided by operating activities.................................       1,710           977
                                                                                            ----------     ----------

Cash flows from investing activities:
     Purchase of securities available for sale..........................................     (43,721)      (18,824)
     Net proceeds from maturity, call, sales of securities available for sale...........      30,152        10,655
     Principal repayments on securities available for sale..............................       5,460         3,003
     Net decrease (increase) in loans...................................................       5,477        (5,321)
     Purchase of Federal Home Loan Bank stock...........................................        (450)            -
     Net purchase of premises and equipment.............................................        (361)         (233)
                                                                                            ----------     ----------

              Net cash used in investing activities.....................................      (3,443)      (10,720)
                                                                                            ----------     ----------

Cash flows from financing activities:
     Net decrease in deposits...........................................................      (7,771)       (8,808)
     Net increase in other borrowings...................................................      16,020        17,990
     Issuance of common stock...........................................................         217           180
     Cash dividends paid................................................................        (793)            -
                                                                                            ----------     ----------

              Net cash provided by financing activities.................................       7,673         9,362
                                                                                            ----------     ----------

              Net increase (decrease) in cash and cash equivalents......................       5,940          (381)

Cash and cash equivalents at beginning of period........................................      30,614        29,563
                                                                                            ----------     ----------

Cash and cash equivalents at end of period..............................................    $ 36,554        29,182
                                                                                            ==========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest.......................................................................    $  2,605         4,015
                                                                                            ==========    ===========

         Income taxes ..................................................................    $    250           110
                                                                                            ==========    ===========

     Noncash transactions:
         Accumulated other comprehensive income (loss), net change in
              unrealized gain (loss) on securities available for sale, net of tax.......    $   (638)          527
                                                                                            ==========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                   GULF WEST BANKS, INC. AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements (unaudited)


1. General. In the opinion of the management of Gulf West Banks, Inc. (the "Company "or "Gulf West"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2002 and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations and other data for the three-month period ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

2. Loan Impairment and Losses. The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans is as follows:

                                                                              Three Months Ended
                                                                                  March 31,
                                                                          ---------------------------
                                                                             2002           2001
                                                                          ----------     ----------
                                                                                 (In thousands)
      Gross loans with no related allowance, at end of period..........     $ 5,959          2,525
                                                                          ==========     ==========
      Average net investment in impaired loans.........................     $ 5,959          2,530
                                                                          ==========     ==========
      Interest income recognized on impaired loans.....................     $    50             63
                                                                          ==========     ==========
      Interest income received on impaired loans.......................     $    34             63
                                                                          ==========     ==========

 The activity in the allowance for loan losses is as follows:

                                                                              Three Months Ended
                                                                                  March 31,
                                                                          ---------------------------
                                                                             2002           2001
                                                                          ----------     ----------
                                                                                 (In thousands)

    Balance at beginning of period......................................    $ 3,410         3,195
    Provision for loan losses...........................................        188           157
    Net charge-offs.....................................................        (38)          (99)
                                                                          ----------     ----------
    Balance at end of period............................................    $ 3,560         3,253
                                                                          ==========    ==========

3. Earnings Per Share ("EPS"). The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. All per share amounts reflect the five percent stock dividend declared on September 20, 2001. (Dollars are in thousands, except per share amounts.)

                                                                            Three Months Ended March 31,
                                                       ------------------------------------------------------------------------
                                                                       2002                               2001
                                                       ----------------------------------   -----------------------------------
                                                                    Weighted-     Per                    Weighted-     Per
                                                                    Average       Share                  Average       Share
                                                        Earnings    Shares        Amount    Earnings     Shares        Amount
                                                       ----------   ---------    --------   --------     ----------    --------
     Basic EPS:
         Net earnings available to
          common stockholders........................    $ 1,628    7,927,718     $ .21       $ 859       7,811,552     $ .11
                                                                                  ======                                ======
     Effect of dilutive securities-
         Incremental shares from assumed
          exercise of options........................          -      273,620                    -          203,509
                                                        --------    ---------                ------       ---------
     Diluted EPS:
         Net earnings available to
          common stockholders
          and assumed conversions....................    $ 1,628    8,201,338     $ .20       $ 859       8,015,061     $ .11
                                                           =====    =========     =====      ======       =========     ======

     Shares not included in the computations of diluted earnings per share because the option exercise price was not less than the average market price are as follows:


                                                                 Number of        Price           Year          Year
                                                                  Shares          Range          Issued        Expires
                                                                 ---------    ------------      ---------     ----------
         For the three months ended:
              March 31, 2002................................           -      $         -               -             -
              March 31, 2001................................      13,572      $ 8.05-10.20      1998-1999     2008-2009


4. Merger. On March 21, 2002, the Company entered into an Agreement and Plan of Merger (the "Agreement") with The South Financial Group, Inc., a South Carolina corporation ("TSFG"). Pursuant to the Agreement, Gulf West will merge with and into TSFG (the "Merger"). In the Merger, TSFG will issue 4,465,142 shares of common stock, par value $1.00 per share, of TSFG ("TSFG Common Stock") and pay $32,400,178 in cash.

         Consummation of the Merger is expected to occur in the third quarter of 2002. However, the consummation of the Merger is subject to approval by the shareholders of the Company, receipt of required bank regulatory approvals, effectiveness of a registration statement registering the shares of TSFG Common Stock to be issued in the Merger and other customary closing conditions, and there can be no assurances regarding when or if the Merger will be consummated.

                   GULF WEST BANKS, INC. AND SUBSIDIARIES

             Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

        Report on Review by Independent Certified Public Accountants



The Board of Directors
Gulf West Banks, Inc.
St. Petersburg, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Gulf West Banks, Inc. and Subsidiaries (the "Company") as of March 31, 2002, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2002 and 2001, and the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 15, 2002

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

On March 21, 2002, the Company entered into an Agreement and Plan of Merger (the "Agreement") with The South Financial Group, Inc., a South Carolina corporation ("TSFG"). Pursuant to the Agreement, Gulf West will merge with and into TSFG (the "Merger"). In the Merger, TSFG will issue 4,465,142 shares of common stock, par value $1.00 per share, of TSFG ("TSFG Common Stock") and pay $32,400,178 in cash.

Consummation of the Merger is expected to occur in the third quarter of 2002. However, the consummation of the Merger is subject to approval by the shareholders of the Company, receipt of required bank regulatory approvals, effectiveness of a registration statement registering the shares of TSFG Common Stock to be issued in the Merger and other customary closing conditions, and there can be no assurances regarding when or if the Merger will be consummated.

Liquidity and Capital Resources

During the three months ended March 31, 2002, the Company's primary sources of funds consisted of loan principal repayments, borrowings and proceeds from the sale, maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, and to purchase securities available for sale and to fund net deposit outflows. At March 31, 2002, the Company had commitments to originate loans totaling $31,569,000. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2002. Management also believes that, if so desired, it can adjust the rates on interest-bearing deposits to retain or attract deposits in a changing interest-rate environment.

As a Florida-chartered commercial bank, Mercantile is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of March 31, 2002, Mercantile had liquidity of approximately $120 million or 29.2% of total deposits (net of secured deposits).

Management believes Mercantile was in compliance with all minimum capital requirements which it was subject to at March 31, 2002.

The following ratios and rates are presented for the dates and periods indicated:

                                                                  Three Months                     Three Months
                                                                     Ended          Year Ended        Ended
                                                                    March 31,       December 31,     March 31,
                                                                     2002               2001           2001
                                                                  ------------      -----------    ------------
   Average equity as a percentage
      of average assets..........................................      7.99%            7.95%           8.11%

   Equity to total assets at end of period.......................      7.82%            7.87%           7.96%

   Return on average assets (1)..................................      1.27%            1.05%           0.77%

   Return on average equity (1)..................................     15.84%           13.23%           9.46%

   Noninterest expenses to average assets (1)....................      3.06%            3.13%           3.37%

   Nonperforming loans and foreclosed real estate as
      a percentage of total assets at end of period..............      0.69%            0.95%           0.07%


(1)   Annualized for the three months ended March 31, 2002 and 2001.


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

                                                                               Three Months Ended March 31,
                                                             --------------------------------------------------------------
                                                                            2002                                2001
                                                             -----------------------------------    -----------------------
                                                              Interest     Average                  Interest    Average
                                                    Average     and         Yield/       Average      and        Yield/
                                                    Balance   Dividends     Rate         Balance    Dividends    Rate
                                                    -------   ---------    -------       -------    ---------    -------
                                                                       (Dollars in thousands)
Interest-earning assets:
   Loans (1).....................................  $ 329,516      6,147      7.46%     $ 318,889     6,832       8.57%
   Securities....................................    120,426      1,713      5.69         75,012     1,232       6.57
   Other interest-earning assets (2).............     22,230        101      1.82         11,011       154       5.59
                                                     -------    -------                 --------    ------

    Total interest-earning assets.............       472,172      7,961      6.74        404,912     8,218       8.12
                                                                -------                             ------

Noninterest-earning assets.......................     42,575                              42,880
                                                     -------                            --------

    Total assets..............................     $ 514,747                           $ 447,792
                                                     =======                            ========

Interest-bearing liabilities:
   Savings and NOW deposits......................     87,385        124       .57         75,657       282       1.49
   Money-market deposits.........................     88,779        334      1.50         73,570       806       4.38
   Time deposit..................................    150,858      1,473      3.91        161,379     2,414       5.98
   Borrowings....................................     61,055        529      3.47         33,184       470       5.67
                                                     -------     ------                 --------    ------

    Total interest-bearing liabilities........       388,077      2,460      2.54        343,790     3,972       4.62
                                                                 ------                              -----

Noninterest-bearing liabilities..................     85,553                              67,666
Stockholders' equity.............................     41,117                              36,336
                                                     -------                            --------

    Total liabilities and stockholders' equity     $ 514,747                           $ 447,792
                                                     =======                             =======

Net interest income..............................               $ 5,501                            $ 4,246
                                                                  =====                              =====

Interest-rate spread (3).........................                            4.20%                               3.50%
                                                                             ====                                ====

Net interest margin (4)..........................                            4.66%                               4.19%
                                                                             ====                                ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities..........       1.22                                1.18
                                                        ====                                ====

(1)   Includes loans on nonaccrual status.
(2) Includes federal funds sold, interest-bearing deposits and Federal Home Loan Bank stock dividends.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                   GULF WEST BANKS, INC. AND SUBSIDIARIES

      Comparison of Three-Month Periods Ended March 31, 2002 and 2001


General. Net earnings for the three-month period ended March 31, 2002 were $1,628,000 or $0.21 per basic share ($0.20 per diluted share) compared to net earnings of $859,000 or $0.11 per basic and diluted share for the three-month period ended March 31, 2001. This increase in Gulf West's net earnings was primarily due to an increase in net interest income partially offset by increases in noninterest expenses and income taxes, all of which resulted from the continued growth of the Company. Decreases in market interest rates during 2001 benefited the Company's interest margin since it was able to reprice its deposits and borrowings more quickly than loans and investments were repriced.

Interest Income. Interest income decreased from $8.2 million for the three-month period ended March 31, 2001 to $8.0 million for the three-month period ended March 31, 2002. Interest income on loans decreased $.7 million due to a decrease in the weighted-average yield earned on the portfolio from 8.57% to 7.46% which was partially offset by an increase in the average loan portfolio balance from $318.9 million for the three-month period ended March 31, 2001 to $329.5 million for the three-month period ended March 31, 2002. Interest on investment securities increased $481,000 due to an increase in the average investment securities portfolio to $120.4 million in 2002 from $75.0 million in 2001 only partially offset by a decrease in the average yield in 2002 from 6.57% to 5.69%. Interest on other interest-earning assets decreased $53,000 due to a decrease in average yield on other interest-earning assets from 5.59% in 2001 to 1.82% in 2002 only partially offset by an increase in the average balance to $22.2 million from $11.0 million in 2001.

Interest Expense. Interest expense decreased to $2.5 million for the three-month period ended March 31, 2002 from $4.0 million for the three-month period ended March 31, 2001. Interest expense on deposit accounts decreased primarily due to a decrease in the weighted-average rate paid in 2002 from 4.51% to 2.36% in 2002 only partially offset by an increase in the average balance to $327.0 million from $310.6 million. The Company was successful in restructuring its deposit account makeup in 2002 by decreasing reliance on time deposits which decreased from 40.9% of deposits at March 31, 2001 to 35.5% of deposits at March 31, 2002. Interest expense on other borrowings increased to $529,000 from $470,000 in 2001 primarily due to an increase in average borrowings from $33.2 million in 2001 to $61.1 million in 2002 only partially offset by a decrease in average rates paid on these borrowings. The average cost of all interest-bearing liabilities decreased from 4.62% for the three-month period ended March 31, 2001 to 2.54% for the three-month period ended March 31, 2002.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by Gulf West, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to Gulf West's market areas, and other factors related to the collectability of Gulf West's loan portfolio. The provision increased from $157,000 for the three-month period ended March 31, 2001 to $188,000 for the three-month period ended March 31, 2002. Management believes the allowance for loan losses of $3.6 million is adequate at March 31, 2002.

Noninterest Income. Total noninterest income increased to $1.1 million for the three-month period ended March 31, 2002 from $.9 million in 2001, due to increases in service fees on deposits and gain on sale of securities.

Noninterest Expenses. Total noninterest expenses increased to $3.9 million for the three-month period ended March 31, 2002 from $3.8 million for the three-month period ended March 31, 2001, primarily due to increases in salaries and employee benefits.

Income Taxes. The income tax provision for the three months ended March 31, 2002 was $842,000 or 34.1% of earnings before income taxes compared to $408,000 or 32.2% for the three months ended March 31, 2001.

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

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 2001.


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


Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits


Exhibit Number           Description of Document
--------------           -----------------------
  2                      Agreement and Plan of Merger, dated as of March
                         21, 2002, by and between The South Financial
                         Group, Inc. and Gulf West Banks, Inc.
  3.1(1)                 Articles of Incorporation of Gulf West
                         Banks, Inc.
  3.2(1)                 Bylaws of Gulf West Banks, Inc.
  3.3(4)                 Articles of Amendment to Articles of Incorporation
                         of Gulf West Banks, Inc.
  10.1(1)                Form of Registration Rights Agreement with Gordon
                         W. Campbell and John Wm. Galbraith
  10.2(1)                Salary Continuation Agreements with Gordon W.
                         Campbell, Barry K. Miller, and Robert A. Blakley
  10.3(7)                Amended and Restated Contract of Employment with
                         Gordon W. Campbell
  10.4(5)                1995 Nonstatutory Stock Option Plan as Amended
                         April 20, 2000
  10.5(3)                Agreement to transfer fiduciary accounts to
                         SunTrust Bank, Nature Coast
  10.6(6)                Executive Officer Bonus Program
  10.7(5)                Mercantile Bank Executive Severance Pay Plan
  10.8(6)                Executive Vice President Bonus Program
  10.9(8)                Employee Stock Purchase Plan
  11(2)                  Statement regarding computation of per share
                         earnings
  23.1                   Consent of Hacker, Johnson & Smith PA

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

       (7) incorporated by reference to the exhibits included in Gulf West's Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 8, 2002.

       (8) incorporated by reference to the exhibits included in Gulf West's Form S-8 as filed with Securities and Exchange Commission on July 20, 1999.

(b)    Reports on Form 8-K

       One Report on Form 8-K was filed by the Company during the quarter ended March 31, 2002. The Report on Form 8-K, filed March 26, 2002, reported on item numbers 5 and 7 and contained information about the planned merger of the Company and The South Financial Group, Inc.

                   GULF WEST BANKS, INC. AND SUBSIDIARIES


                                 SIGNATURES



Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     GULF WEST BANKS, INC.
                                                        (Registrant)


Date:  April 30, 2002                            By: /s/ Gordon W. Campbell
      ---------------                                --------------------------
                                                     Gordon W. Campbell,
                                                     Chairman of the Board
                                                     and President


Date:  April 30, 2002                            By: /s/ Barry K. Miller
     ---------------                                 --------------------------
                                                     Barry K. Miller, Secretary
                                                     (Chief Financial Officer)

                   GULF WEST BANKS, INC. AND SUBSIDIARIES

                               Exhibit Index

Exhibit Number          Description of Document
--------------          -----------------------
 2                       Agreement and Plan of Merger, dated as of March
                         21, 2002, by and between The South Financial
                         Group, Inc. and Gulf West Banks, Inc.
 3.1(1)                  Articles of Incorporation of Gulf West Banks, Inc.
 3.2(1)                  Bylaws of Gulf West Banks, Inc.
 3.3(4)                  Articles of Amendment to Articles of Incorporation
                         of Gulf West Banks, Inc.
 10.1(1)                 Form of Registration Rights Agreement with Gordon
                         W. Campbell and John Wm. Galbraith
 10.2(1)                 Salary Continuation Agreements with Gordon W.
                         Campbell, Barry K. Miller, and Robert A. Blakley
 10.3(7)                 Amended and Restated Contract of Employment with
                         Gordon W. Campbell
 10.4(5)                 1995 Nonstatutory Stock Option Plan as Amended
                         April 20, 2000
 10.5(3)                 Agreement to transfer fiduciary accounts to
                         SunTrust Bank, Nature Coast
 10.6(6)                 Executive Officer Bonus Program
 10.7(5)                 Mercantile Bank Executive Severance Pay Plan
 10.8(6)                 Executive Vice President Bonus Program
 10.9(8)                 Employee Stock Purchase Plan
 11(2)                   Statement regarding computation of per share
                         earnings
 23.1                    Consent of Hacker, Johnson & Smith PA

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

       (7) incorporated by reference to the exhibits included in Gulf West's Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 8, 2002.

       (8) incorporated by reference to the exhibits included in Gulf West's Form S-8 as filed with Securities and Exchange Commission on July 20, 1999.