Form 10-Q
period 2002-06-30
GULF WEST BANKS INC
filed 2002-08-05
CIK 932773

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

 X   Quarterly report under Section 13 or 15(d)
---   of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002

                                    or

     Transition report under Section 13 or 15(d) of the Securities ---- Exchange Act of 1934


For the transition period from           to
                               ---------    ---------

                      Commission file number 000-23713


                           GULF WEST BANKS, INC.
           (Exact Name of Registrant as Specified in its Charter)


          Florida                                                 59-3276590
-------------------------------                               ----------------
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


                                                  YES  X    NO
                                                      ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock, par value $1 per share                    8,004,331 shares
------------------------------------        ------------------------------------
              (class)                            Outstanding at June 30, 2002

                   GULF WEST BANKS, INC. AND SUBSIDIARIES

                                   INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                             Page

   Condensed Consolidated Balance Sheets -
     June 30, 2002 (unaudited) and December 31, 2001........................2

   Condensed Consolidated Statements of Earnings -
     Three and Six months ended June 30, 2002 and 2001 (unaudited)..........3

   Condensed Consolidated Statement of Stockholders' Equity -
     Six Months Ended June 30, 2002 (unaudited).............................4

   Condensed Consolidated Statements of Cash Flows -
     Six Months ended June 30, 2002 and 2001 (unaudited)....................5

   Notes to Condensed Consolidated Financial Statements (unaudited).......6-8

   Review By Independent Certified Public Accountants.......................9

   Report on Review by Independent Certified Public Accountants............10

Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations............................................11-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........17

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..................................................17

Item 4. Submission of Matters to a Vote of Security Holders................17

Item 6. Exhibits and Reports on Form 8-K...................................18

SIGNATURES.................................................................19

Exhibit Index..............................................................20

                   GULF WEST BANKS, INC. AND SUBSIDIARIES

                       PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements

                   Condensed Consolidated Balance Sheets
              (Dollars in thousands, except per share amounts)

                                                                                          June 30,      December 31,
            Assets                                                                         2002             2001
                                                                                           ----             ----
                                                                                         (unaudited)

Cash and due from banks.............................................................    $  15,072           16,860
Federal funds sold and money-market investments                                            35,231           13,754
                                                                                         --------         --------

         Total cash and cash equivalents............................................       50,303           30,614

Securities available for sale.......................................................      128,358          121,726
Loans, net of allowance for loan losses of $3,751 and $3,410........................      313,428          330,123
Federal Home Loan Bank stock........................................................        1,678            1,228
Premises and equipment, net.........................................................       12,771           12,822
Cash surrender value of bank owned life insurance...................................       14,194           13,932
Accrued interest receivable.........................................................        2,282            2,309
Deferred tax asset..................................................................          414            1,113
Goodwill, net.......................................................................        1,282            1,282
Other assets........................................................................        2,226              892
                                                                                        ---------        ---------

         Total......................................................................    $ 526,936          516,041
                                                                                          =======          =======

      Liabilities and Stockholders' Equity

Liabilities:
   Noninterest-bearing demand deposits..............................................       86,744           94,066
   Savings, NOW deposits and money-market deposits..................................      185,231          177,519
   Time deposits....................................................................      139,826          153,738
                                                                                          -------          -------

         Total deposits.............................................................      411,801          425,323

   Federal Home Loan Bank advances..................................................       20,000           20,000
   Other borrowings.................................................................       48,320           27,600
   Other liabilities................................................................        1,969            2,481
                                                                                        ---------        ---------

         Total liabilities..........................................................      482,090          475,404
                                                                                          -------          -------

Stockholders' equity:
   Class A preferred stock, $5 par value; authorized
      1,000,000 shares, none issued or outstanding..................................       -                -
   Common stock, $1 par value; 25,000,000 shares
      authorized, 8,004,331 and 7,904,798 issued and outstanding....................        8,004            7,905
   Additional paid-in capital.......................................................       31,080           30,427
   Retained earnings................................................................        4,527            2,197
   Accumulated other comprehensive income...........................................        1,235              108
                                                                                        ---------       ----------

         Total stockholders' equity.................................................       44,846           40,637
                                                                                         --------         --------

         Total......................................................................    $ 526,936          516,041
                                                                                          =======          =======



See accompanying Notes to Condensed Consolidated Financial Statements.

                   GULF WEST BANKS, INC. AND SUBSIDIARIES

               Condensed Consolidated Statements of Earnings
              (Dollars in thousands, except per share amounts)

                                                                 Three Months Ended               Six Months Ended
                                                                  June 30,                         June 30,
                                                           --------------------------      ---------------------------
                                                                 2002           2001            2002           2001
                                                                 ----           ----            ----           ----
                                                                      (unaudited)                  (unaudited)
Interest income:
    Loans.................................................. $      5,858          6,913          12,005         13,745
    Interest on securities.................................        1,810          1,451           3,522          2,683
    Other interest-earning assets..........................          148            236             250            390
                                                            ------------   ------------    ------------  -------------

        Total interest income..............................        7,816          8,600          15,777         16,818
                                                             -----------    -----------    ------------    -----------

Interest expense:
    Deposits...............................................        1,704          3,291           3,637          6,793
    Other borrowings.......................................          524            580           1,052          1,050
                                                            ------------   ------------   -------------   ------------

        Total interest expense.............................        2,228          3,871           4,689          7,843
                                                             -----------    -----------   -------------   ------------

        Net interest income................................        5,588          4,729          11,088          8,975

Provision for loan losses..................................          188            196             375            353
                                                           -------------   ------------  --------------   ------------

        Net interest income after provision for loan
            losses.........................................        5,400          4,533          10,713          8,622
                                                            ------------    -----------    ------------    -----------

Noninterest income:
    Service charges on deposit accounts....................          501            450             959            862
    Income earned on bank owned life insurance.............          127            135             262            272
    Gain on sale of securities available for sale..........            1             32             328            238
    Other..................................................          155            188             329            382
                                                           -------------  -------------  --------------    -----------


        Total noninterest income...........................          784            805           1,878          1,754
                                                           -------------  -------------   -------------     ----------


Noninterest expense:
    Salaries and employee benefits.........................        2,389          2,104           4,864          4,235
    Occupancy..............................................          726            771           1,479          1,511
    Data processing .....................................             55             47             111            102
    Advertising ...........................................          123            116             226            218
    Stationery and supplies................................          117            127             217            253
    Other..................................................          463            430             912          1,047
                                                           -------------  -------------  --------------    -----------

        Total noninterest expense..........................        3,873          3,595           7,809          7,366
                                                            ------------   ------------   -------------    -----------

Earnings before income taxes...............................        2,311          1,743           4,782          3,010

        Income taxes.......................................          816            594           1,659          1,002
                                                           -------------  -------------   -------------   ------------

Net earnings...............................................$       1,495          1,149           3,123          2,008
                                                           =============   ============   =============   ============

Basic earnings per share...................................$         .19            .15             .39            .26
                                                           =============   ============   =============   ============

Weighted-average number of shares outstanding for
    basic..................................................    7,977,399      7,832,904       7,954,110      7,821,986
                                                           =============   ============   =============   ============

Diluted earnings per share.................................$         .18            .14             .38            .25
                                                           =============   ============   =============   ============

Weighted-average number of shares outstanding for
    diluted................................................    8,288,209      8,035,652       8,209,376      8,021,855
                                                           =============   ============   =============   ============

Dividends per share .....................                  $        --              .10             .10            .10
                                                           =============   ============   =============   ============


See accompanying Notes to Condensed Consolidated Financial Statements.

                   GULF WEST BANKS, INC. AND SUBSIDIARIES

          Condensed Consolidated Statement of Stockholders' Equity

                       Six Months Ended June 30, 2002
                           (Dollars in thousands)


                                                                                                   Accumulated
                                                    Common Stock                                     Other
                                           ---------------------------  Additional                   Compre-    Total
                                                 Number of                Paid-in     Retained       hensive   Stockholders'
                                                  Shares      Amount      Capital     Earnings       Income      Equity
                                               -----------   --------     -------     --------       ------  -------------

Balance at December 31, 2001 ...............   7,904,798   $   7,905      30,427       2,197          108      40,637
                                                                                                            ---------

Comprehensive income:
     Net earnings (unaudited) ..............        --          --          --         3,123         --         3,123

     Net change in unrealized gain on
          securities available for sale,
          net of taxes of $676 (unaudited) .        --          --          --          --          1,127       1,127
                                                                                                            ---------

     Comprehensive income (unaudited) ......        --          --          --          --           --         4,250
                                                                                                            ---------

Shares issued under stock option
     plan (unaudited) ......................      83,173          83         568        --           --           651
                                                                                                            ---------

Shares sold to employees (unaudited) .......      16,360          16          85        --           --           101
                                                                                                            ---------

Cash dividends paid (unaudited) ............        --          --          --          (793)        --          (793)
--------------------------------------------   ---------   ---------   ---------   ---------    ---------   ---------

Balance at June 30, 2002 (unaudited) .......   8,004,331   $   8,004      31,080       4,527        1,235      44,846
                                               =========   =========   =========   =========    =========   =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                   GULF WEST BANKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows
                               (In thousands)

                                                                                Six Months Ended
                                                                                      June 30,
                                                                                ------------------
                                                                                2002         2001
                                                                                ----         ----
                                                                                       (unaudited)
Cash flows from operating activities:
     Net earnings ........................................................   $  3,123       2,008
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation ....................................................        588         630
         Provision for loan losses .......................................        375         353
         Net amortization of fees, premiums and discounts ................         29         264
         Deferred income tax credit (provision) ..........................         24        (281)
         Income from mortgage banking activity ...........................        (42)        (54)
         Proceeds from sales of loans held for sale ......................      2,767       4,551
         Originations of loans held for sale .............................     (2,725)     (4,497)
         Decrease in accrued interest receivable .........................         27          11
         Increase in other assets ........................................     (1,596)       (177)
         (Decrease) increase in other liabilities ........................       (512)        246
         Gain on sale of securities available for sale ...................       (328)       (238)
                                                                             --------    --------

              Net cash provided by operating activities ..................      1,730       2,816
                                                                             --------    --------

Cash flows from investing activities:
     Purchase of securities available for sale ...........................    (46,395)    (48,207)
     Proceeds from sales and maturity of securities available for sale ...     31,949      14,217
     Principal repayments on securities available for sale ...............      9,944       8,142
     Purchase of Federal Home Loan Bank stock ............................       (450)       --
     Purchase of premises and equipment, net .............................       (537)       (879)
     Net decrease (increase) in loans ....................................     16,291      (9,917)
                                                                             --------    --------

              Net cash provided by (used in) investing activities ........     10,802     (36,644)
                                                                             --------    --------

Cash flows from financing activities:
     Net (decrease) increase in deposits .................................    (13,522)     10,193
     Net increase in Federal Home Loan Bank advances .....................       --        10,000
     Net increase of other borrowings ....................................     20,720      24,056
     Dividends paid ......................................................       (793)       (746)
     Issuance of common stock ............................................        752         267
                                                                             --------    --------

              Net cash provided by financing activities ..................      7,157      43,770
                                                                             --------    --------

              Net increase in cash and cash equivalents ..................     19,689       9,942

Cash and cash equivalents at beginning of period .........................     30,614      29,563
                                                                             --------    --------

Cash and cash equivalents at end of period ...............................   $ 50,303      39,505
                                                                             ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest ........................................................   $  4,688       7,743
                                                                             ========    ========

         Income taxes ....................................................   $  1,905         950
                                                                             ========    ========

     Noncash transaction-

         Accumulated other comprehensive income, net change in
              unrealized gain on securities available for sale, net of tax   $  1,127         571
                                                                             ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                   GULF WEST BANKS, INC. AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements (unaudited)


1. General. In the opinion of the management, the accompanying condensed consolidated financial statements of Gulf West Banks, Inc. and Subsidiaries (the "Company") contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2002, and the results of operations for the three-month and six-month periods ended June 30, 2002 and 2001 and the cash flows for the six-month periods ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2. Loan Impairment and Losses. The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans is as follows:

                                                            Six Months Ended
                                                                June 30,
                                                          -------------------
                                                          2002           2001
                                                          ----           ----
                                                            (In thousands)

Gross loans with no related allowance, at end of period   $5,959        2,505
                                                          ======       ======

Average net investment in impaired loans ..............   $5,959        2,521
                                                          ======       ======

Interest income recognized on impaired loans ..........   $   55          127
                                                          ======       ======

Interest income received on impaired loans ............   $   78          128
                                                          ======       ======

         The activity in the allowance for loan losses is as follows:

                                           Three Months Ended          Six Months Ended
                                               June 30,                    June 30,
                                           ----------------------   ------------------------
                                             2002          2001        2002           2001
                                             ----          ----        ----           ----
                                                      (In thousands)

          Balance at beginning of period     $3,560       3,253       3,410           3,195
          Provision for loan losses ....        188         196         375             353
          Charge-offs, net of recoveries          3         (65)        (34)           (164)
                                             ------      ------      ------          ------

          Balance at end of period .....     $3,751       3,384       3,751           3,384
                                             ======      ======      ======          ======

                                                                    (continued)

                   GULF WEST BANKS, INC. AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements (unaudited), Continued


3. Earnings Per Share ("EPS"). The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. All per share amounts reflect the five percent stock dividend declared on September 20, 2001. (Dollars are in thousands, except per share amounts.)

                                                                       2002                         2001
                                                       -------------------------------   -----------------------------
                                                                    Weighted-    Per                Weighted-    Per
                                                                     Average    Share                Average    Share
                                                          Earnings   Shares     Amount    Earnings   Shares     Amount
                                                          --------   ------     ------    --------  --------    ------
         Three Months Ended June 30:
         Basic EPS:
            Net earnings available to
              common stockholders....................     $ 1,495   7,977,399    $ .19   $ 1,149   7,832,904    $ .15
                                                            =====                  ===     =====                  ===

         Effect of dilutive securities-
            Incremental shares from assumed
              exercise of options....................                 310,810                        202,748
                                                                   ----------                     ----------

         Diluted EPS:
            Net earnings available to
              common stockholders
              and assumed conversions................     $ 1,495   8,288,209    $ .18   $ 1,149   8,035,652    $ .14
                                                            =====   =========      ===     =====   =========      ===

         Six Months Ended June 30:
         Basic EPS:
            Net earnings available to
              common stockholders....................     $ 3,123   7,954,110    $ .39   $ 2,008   7,821,986    $ .26
                                                            =====                  ===     =====                  ===

         Effect of dilutive securities-
            Incremental shares from assumed
              exercise of options....................                 255,266                        199,869
                                                                    ---------                      ---------

         Diluted EPS:
            Net earnings available to
              common stockholders
              and assumed conversions................     $ 3,123   8,209,376    $ .38   $ 2,008   8,021,855    $ .25
                                                            =====   =========      ===     =====   =========      ===

     Shares not included in the computations of diluted earnings per share because the option exercise price was not less than the average market price of common share are as follows:


                                                                 Number of    Price            Year         Year
                                                                  Shares       Range          Issued      Expiring
                                                                  ------       -----          ------      --------
          For the three months ended
               June 30, 2002 ...................................     --     $       --          --          --
               June 30, 2001 ...................................   13,572   $ 8.05-10.20   1998-1999   2008-2009

          For the six months ended
               June 30, 2002 ...................................     --     $       --          --          --
               June 30, 2001 ...................................   13,572   $ 8.05-10.20   1998-1999   2008-2009

                                                                    (continued)
                   GULF WEST BANKS, INC. AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements (unaudited), Continued


4. Merger. On March 21, 2002, the Company entered into an Agreement and Plan of Merger (the "Agreement") with The South Financial Group, Inc., a South Carolina corporation ("TSFG"). Pursuant to the Agreement, Gulf West will merge with and into TSFG (the "Merger"). In the Merger, TSFG will issue 4,465,141 shares of common stock, par value $1.00 per share, of TSFG and pay $32,400,178 in cash. The Agreement was approved by the Company's shareholders on July 11, 2002.

     Consummation of the Merger is expected to occur in the third quarter of 2002. However, the consummation of the Merger is subject to approval by the required bank regulatory authorities and other customary closing conditions, and there can be no assurances regarding when or if the Merger will be consummated.

5. Dividend Payable. On July 11, 2002 the Board of Directors approved a cash dividend of $.08 per share, payable to shareholders of record on July 22, 2002 and payable on August 1, 2002.

                   GULF WEST BANKS, INC. AND SUBSIDIARIES

             Review by Independent Certified Public Accountants




Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2002, and for the three-month and six-month periods ended June 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

        Report on Review by Independent Certified Public Accountants



The Board of Directors
Gulf West Banks, Inc.
St. Petersburg, Florida:

     We have reviewed the condensed consolidated balance sheet of Gulf West Banks, Inc. and Subsidiaries (the "Company") as of June 30, 2002, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2002 and 2001, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001 and the condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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






HACKER, JOHNSON & SMITH PA
Tampa, Florida
July 15, 2002

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

On March 21, 2002, the Company entered into an Agreement and Plan of Merger (the "Agreement") with The South Financial Group, Inc., a South Carolina corporation ("TSFG"). Pursuant to the Agreement, Gulf West will merge with and into TSFG (the "Merger"). In the Merger, TSFG will issue 4,465,141 shares of common stock, par value $1.00 per share, of TSFG and pay $32,400,178 in cash. The Agreement was approved by the Company's shareholders on July 11, 2002.

Consummation of the Merger is expected to occur in the third quarter of 2002. However, the consummation of the Merger is subject to approval by the required bank regulatory authorities and other customary closing conditions, and there can be no assurances regarding when or if the Merger will be consummated.

                   GULF WEST BANKS, INC. AND SUBSIDIARIES


Liquidity and Capital Resources

During the six months ended June 30, 2002, the Company's primary sources of funds consisted of loan principal repayments, borrowings and proceeds from the sale, maturity and principal repayment of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments, to purchase securities available for sale and to fund net deposit outflows. At June 30, 2002, the Company had commitments to originate loans totaling $5.8 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2002. Management also believes that, if so desired, it can adjust the rates on interest-bearing deposits to retain or attract deposits in a changing interest-rate environment.

As a Florida-chartered commercial bank, Mercantile is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of June 30, 2002, Mercantile had liquidity of approximately $135 million or 33.4% of total deposits (net of secured deposits).

Management believes Mercantile was in compliance with all minimum capital requirements which it was subject to at June 30, 2002.

The following ratios and rates are presented for the dates and periods indicated:

                                                                        Six Months                       Six Months
                                                                           Ended          Year Ended        Ended
                                                                         June 30,        December 31,     June 30,
                                                                          2002               2001           2001
                                                                     ----------------   -------------    -------------
        Average equity as a percentage
           of average assets..........................................       8.15%            7.95%           7.88%

        Equity to total assets at end of period.......................       8.51%            7.87%           7.51%

        Return on average assets (1)..................................       1.20%            1.05%           0.86%

        Return on average equity (1)..................................      14.78%           13.23%          10.96%

        Noninterest expenses to average assets (1)....................       3.01%            3.13%           3.17%

        Nonperforming loans and foreclosed real estate as
           a percentage of total assets at end of period..............       1.18%            0.95%           0.04%



(1)   Annualized for the six months ended June 30, 2002 and 2001.

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

                                                                              Three Months Ended June 30,
                                                    -------------------------------------------------------------------
                                                                    2002                               2001
                                                    ----------------------------------   ------------------------------
                                                                 Interest    Average                 Interest   Average
                                                       Average      and      Yield/        Average      and     Yield/
                                                       Balance   Dividends    Rate         Balance   Dividends   Rate
                                                       -------   ---------   -------       -------   ---------  -------
                                                                            (Dollars in thousands)
Interest-earning assets:
   Loans (1)................................         $ 319,978     5,858     7.32%       $ 325,285     6,913      8.50%
   Securities...............................           127,871     1,810     5.66           90,802     1,451      6.39
   Other interest-earning assets (2)........            30,612       148     1.93           21,135       236      4.47
                                                      --------    ------                  --------   -------

       Total interest-earning assets........           478,461     7,816     6.53          437,222     8,600      7.87
                                                                   -----                               -----

Noninterest-earning assets..................            43,677                              44,243
                                                      --------                            --------

       Total assets.........................         $ 522,138                           $ 481,465
                                                       =======                             =======

Interest-bearing liabilities:
   Savings, NOW accounts and
       money-market deposits................           181,563       478     1.05          157,391       908      2.31
   Time deposits............................           141,801     1,226     3.46          165,699     2,383      5.75
   Borrowings...............................            63,764       524     3.29           47,462       580      4.89
                                                      --------   -------                  --------     -----

       Total interest-bearing liabilities...           387,128     2,228     2.30          370,552     3,871      4.18
                                                                   -----                               -----

Noninterest-bearing liabilities.............            91,913                              73,867
Stockholders' equity........................            43,097                              37,046
                                                      --------                            --------

       Total liabilities and stockholders'
           equity...........................         $ 522,138                           $ 481,465
                                                       =======                             =======

Net interest income.........................                     $ 5,588                             $ 4,729
                                                                   =====                               =====

Interest-rate spread (3)....................                                 4.23%                                3.69%
                                                                             ====                                 ====

Net interest margin (4).....................                                 4.67%                                4.33%
                                                                             ====                                 ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities.....              1.24                                1.18
                                                          ====                                ====


(1)  Includes loans on nonaccrual status.

(2) Includes federal funds sold, interest-bearing deposits and FHLB stock dividends.

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


                                                                            Six Months Ended June 30,
                                                    ------------------------------------------------------------------
                                                                  2002                                 2001
                                                    --------------------------------    ------------------------------
                                                                 Interest    Average                Interest   Average
                                                      Average       and      Yield/      Average       and     Yield/
                                                      Balance    Dividends    Rate        Balance   Dividends   Rate
                                                      -------    ---------    ----        -------   ---------   ----
                                                                             (Dollars in thousands)
Interest-earning assets:
   Loans (1)................................        $ 324,720     12,005     7.39%      $ 322,105     13,745     8.53%
   Securities...............................          124,181      3,522     5.67          82,938      2,683     6.47
   Other interest-earning assets (2)........           26,439        250     1.89          16,114        390     4.84
                                                     --------   --------                  -------   --------

       Total interest-earning assets........          475,340     15,777     6.64         421,157     16,818     7.99
                                                                  ------                              ------

Noninterest-earning assets..................           43,103                              43,564
                                                     --------                             -------

       Total assets.........................        $ 518,443                           $ 464,721
                                                      =======                             =======

Interest-bearing liabilities:
   Savings, NOW accounts and
       money-market deposits................          177,880        939     1.06         153,331      1,996     2.60
   Time deposits............................          146,305      2,698     3.69         163,551      4,797     5.87
   Borrowings..............................            62,417      1,052     3.37          40,363      1,050     5.20
                                                     --------     ------                  -------     ------

       Total interest-bearing liabilities...          386,602      4,689     2.43         357,245      7,843     4.39
                                                                  ------                              ------

Noninterest-bearing liabilities.............           89,584                              70,846
Stockholders' equity........................           42,257                              36,630
                                                      -------                             -------

       Total liabilities and stockholders'
           equity...........................        $ 518,443                           $ 464,721
                                                      =======                             =======

Net interest income.........................                    $ 11,088                            $  8,975
                                                                  ======                              ======

Interest-rate spread (3)....................                                 4.21%                               3.60%
                                                                             ====                                ====

Net interest margin (4).....................                                 4.67%                               4.26%
                                                                             ====                                ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities.....             1.23                                1.18
                                                         ====                                ====


(1)  Includes loans on nonaccrual status.

(2) Includes federal funds sold, interest-bearing deposits and FHLB stock dividends.

(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin is net interest income divided by average interest-earning assets.

                   GULF WEST BANKS, INC. AND SUBSIDIARIES

       Comparison of Three-Month Periods Ended June 30, 2002 and 2001


   General. Net earnings for the three-month period ended June 30, 2002 were $1,495,000 or $.19 per basic share ($.18 per diluted share) compared to net earnings of $1,149,000 or $.15 per basic ($.14 per diluted share) for the three-month period ended June 30, 2001. This increase in Gulf West's net earnings was primarily due to an increase in net interest income partially offset by increases in noninterest expenses and income taxes, all of which resulted from the continued growth of the Company. Decreases in market interest rates during 2001 benefited the Company's interest margin since it was able to reprice its deposits and borrowings more quickly than loans and investments were repriced.

   Interest Income. Interest income decreased from $8.6 million for the three-month period ended June 30, 2001 to $7.8 million for the three-month period ended June 30, 2002. Interest income on loans decreased $1.1 million due to a decrease in the weighted-average yield earned on the portfolio from 8.50% to 7.32% and a decrease in the average loan portfolio balance from $325.3 million for the three-month period ended June 30, 2001 to $320.0 million for the three-month period ended June 30, 2002. Interest on investment securities increased $.4 million due to an increase in the average investment securities portfolio to $127.9 million in 2002 from $90.8 million in 2001 only partially offset by a decrease in the average yield in 2002 from 6.39% to 5.66%. Interest on other interest-earning assets decreased $88,000 due to a decrease in average yield earned on other interest-earning assets from 4.47% in 2001 to 1.93% in 2002 only partially offset by an increase in the average balance to $30.6 million from $21.1 million in 2001.

   Interest Expense. Interest expense decreased to $2.2 million for the three-month period ended June 30, 2002 from $3.9 million for the three-month period ended June 30, 2001. Interest expense on deposit accounts decreased primarily due to a decrease in the weighted-average rate paid in 2002 from 4.07% to 2.11%. The Company was successful in restructuring its deposit account makeup in 2002 by decreasing reliance on time deposits which decreased from 36.1% of deposits at June 30, 2001 to 34.0% of deposits at June 30, 2002. Interest expense on other borrowings decreased to $524,000 from $580,000 in 2001 primarily due to a decrease in average rates paid on these borrowings only partially offset by an increase in average borrowings from $47.5 million in 2001 to $63.8 million in 2002. The average cost of all interest-bearing liabilities decreased from 4.18% for the three-month period ended June 30, 2001 to 2.30% for the three-month period ended June 30, 2002.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by Gulf West, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to Gulf West's market areas, and other factors related to the collectability of Gulf West's loan portfolio. The provision decreased from $196,000 for the three-month period ended June 30, 2001 to $188,000 for the three-month period ended June 30, 2002. Management believes the allowance for loan losses of $3,751,000 is adequate at June 30, 2002.

   Noninterest Income. Total noninterest income decreased to $784,000 for the three-month period ended June 30, 2002 from $805,000 in 2001, due to decreases on the gain on sale of securities available for sale and other noninterest income partially offset by an increase in service fees on deposits.

   Noninterest Expenses. Total noninterest expenses increased to $3.9 million for the three-month period ended June 30, 2002 from $3.6 million for the three-month period ended June 30, 2001, primarily due to increases in salaries and employee benefits.

   Income Taxes. The income tax provision for the three months ended June
       30, 2002 was $816,000 or 35.3% of earnings before income taxes compared to $594,000 or 34.1% for the three months ended June 30, 2001.

                   GULF WEST BANKS, INC. AND SUBSIDIARIES

        Comparison of Six-Month Periods Ended June 30, 2002 and 2001


   General. Net earnings for the six-month period ended June 30, 2002 were $3,123,000 or $.39 per basic share ($.38 per diluted share) compared to net earnings of $2,008,000 or $.26 per basic ($.25 per diluted share) for the six-month period ended June 30, 2001. This increase in Gulf West's net earnings was primarily due to an increase in net interest income partially offset by increases in noninterest expenses and income taxes, all of which resulted from the continued growth of the Company. Decreases in market interest rates during 2001 benefited the Company's interest margin since it was able to reprice its deposits and borrowings more quickly than loans and investments were repriced.

   Interest Income. Interest income decreased from $16.8 million for the six-month period ended June 30, 2001 to $15.8 million for the six-month period ended June 30, 2002. Interest income on loans decreased $1.7 million due to a decrease in the weighted-average yield earned on the portfolio from 8.53% to 7.39% which was partially offset by an increase in the average loan portfolio balance from $322.1 million for the six-month period ended June 30, 2001 to $324.7 million for the six-month period ended June 30, 2002. Interest on investment securities increased $839,000 due to an increase in the average investment securities portfolio to $124.2 million in 2002 from $82.9 million in 2001 only partially offset by a decrease in the average yield in 2002 from 6.47% to 5.67%. Interest on other interest-earning assets decreased $140,000 due to a decrease in the average yield earned on other interest-earning assets from 4.84% in 2001 to 1.89% in 2002 only partially offset by an increase in the average balance to $26.4 million from $16.1 million in 2001.

   Interest Expense. Interest expense decreased to $4.7 million for the six-month period ended June 30, 2002 from $7.8 million for the six-month period ended June 30, 2001. Interest expense on deposit accounts decreased primarily due to a decrease in the weighted-average rate paid in 2002 from 4.29% to 2.24% only partially offset by an increase in the average balance to $324.2 million from $316.9 million. The Company was successful in restructuring its deposit account makeup in 2002 by decreasing reliance on time deposits which decreased from 36.1% of deposits at June 30, 2001 to 34.0% of deposits at June 30, 2002. Interest expense on other borrowings increased to $1,052,000 from $1,050,000 in 2001 primarily due to an increase in average borrowings from $40.4 million in 2001 to $62.4 million in 2002 only partially offset by a decrease in average rates paid on these borrowings. The average cost of all interest-bearing liabilities decreased from 4.39% for the six-month period ended June 30, 2001 to 2.43% for the six-month period ended June 30, 2002.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by Gulf West, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to Gulf West's market areas, and other factors related to the collectability of Gulf West's loan portfolio. The provision increased from $353,000 for the six-month period ended June 30, 2001 to $375,000 for the six-month period ended June 30, 2002. Management believes the allowance for loan losses of $3,751,000 is adequate at June 30, 2002.

   Noninterest Income. Total noninterest income increased to $1.9 million for the six-month period ended June 30, 2002 from $1.8 million in 2001, due to increases in service fees on deposits and gain on sale of securities.

   Noninterest Expenses. Total noninterest expenses increased to $7.8 million for the six-month period ended June 30, 2002 from $7.4 million for the six-month period ended June 30, 2001, primarily due to increases in salaries and employee benefits.

   Income Taxes. The income tax provision for the six months ended June 30, 2002 was $1,659,000 or 34.7% of earnings before income taxes compared to $1,002 or 33.3% for the six months ended June 30, 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of Gulf West Banks, Inc., was held on April 18, 2002, to consider the election of three directors with terms expiring at the 2005 Annual Meeting.

At the Annual Meeting, 6,181,008 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting with a summary of the votes cast for each nominee:

                                              Term      For            Withheld
                                              ----      ---            --------

     Algis Koncius.......................     2005      6,133,798       47,210
     Louis P. Ortiz, CPA.................     2005      6,133,191       47,817
     P.N. Risser, III....................     2005      6,084,858       96,150

In addition to the foregoing, the following individuals are directors of Gulf West whose terms continued after the Annual Meeting:

             Gordon W. Campbell
             John Cooper Petagna
             Thomas M. Harris
             Robert A. Blakely
             Austin L. Fillmon
             Ross E. Roeder

                   GULF WEST BANKS, INC. AND SUBSIDIARIES

                   PART II. OTHER INFORMATION, CONTINUED


Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit Number  Description of Document
--------------  -----------------------

     2(9) Agreement and Plan of Merger, dated as of March 21, 2002, by and between The South Financial Group, Inc., and Gulf West Banks, Inc.

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

     10.8(6) Executive Vice President Bonus Program

     10.9(8) Employee Stock Purchase Plan

       11(2) Statement regarding computation of per share earnings

       23.1  Consent of Hacker, Johnson & Smith PA

       99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

         (9) incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended March 31, 2002 as filed with the Securities and Exchange Commission on April 30, 2002.

(b)    Reports on Form 8-K

         No Report on Form 8-K were filed by the Company during the quarter ended June 30, 2002.


                   GULF WEST BANKS, INC. AND SUBSIDIARIES


                                 SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GULF WEST BANKS, INC.
                                (Registrant)



Date:  August 5, 2002                     By:  /s/Gordon W. Campbell
      --------------------------             ----------------------------------
                                             Gordon W. Campbell, Chairman of the
                                             Board and President



Date: August 5, 2002                      By: /s/Barry K. Miller
     ---------------------------             ----------------------------------
                                             Barry K. Miller, Secretary
                                             (Chief Financial Officer)

                   GULF WEST BANKS, INC. AND SUBSIDIARIES

                               Exhibit Index


Exhibit Number   Description of Document
--------------   -----------------------

2(9) Agreement and Plan of Merger, dated as of March 21, 2002, by and between The South Financial Group, Inc., and Gulf West Banks,
                 Inc.

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

10.8(6)          Executive Vice President Bonus Program

10.9(8)          Employee Stock Purchase Plan

11(2)            Statement regarding computation of per share earnings

23.1             Consent of Hacker, Johnson & Smith PA

99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

         (9) incorporated by reference to the exhibits included in Gulf West's Form 10-Q for the quarter ended March 31, 2002 as filed with the Securities and Exchange Commission on April 30, 2002.